Form 10QSB
period 2000-06-30
FIFTHCAI INC
filed 2000-08-14
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                                 FIFTHCAI, INC.
                         -------------------------------
                         (Name of Small Business Issuer)


     June 30, 2000                                     0-29943
 ---------------------                           ----------------------
 For the Quarter Ended                           Commission File Number


         NEVADA                                       86-0982348
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258
      --------------------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)
      (Formerly 4300 North Miller Rd. Suite 120 Scottsdale, Arizona 85251)


                                 (480) 421 2882
                           --------------------------
                           (Issuers Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000 5,040,000

         Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                 FIFTHCAI, INC.


                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at June 30, 2000                                      3

          Statement of Operations for the three and five months
            ended June 30, 2000                                               4

          Statement of Stockholders' Equity for the five months
            ended June 30, 2000                                               5

          Statement of Cash Flows for the three and five months
            ended June 30, 2000                                               6

          Notes to Financial Statements                                       7

     Item 2 - Management's Discussion and Analysis                            8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               10

     Item 2. Changes in Securities and Use of Proceeds                       10

     Item 3. Default Upon Senior Securities                                  10

     Item 4. Submission of Matters to a Vote of Security Holders             11

     Item 5. Other Information                                               11

     Item 6. Exhibits and Reports on Form 8-K                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  FIFTHCAI, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

Current Assets

  Cash and cash equivalents                                              $  500
                                                                         ------
  Current Assets                                                            500
                                                                         ------
  Organization costs, net of amortization (Note 2)                          458
                                                                         ------

        Total Assets                                                     $  958
                                                                         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized
  100,000,000 shares, issued and outstanding
  5,040,000                                                              $  504
  Additional paid in capital                                                996
  Retained Earnings (Deficit)                                              (542)
                                                                         ------
        Total Stockholders' Equity                                          958
                                                                         ------

               Total Liabilities and Stockholders' Equity                $  958
                                                                         ======

The accompanying notes are an integral part of these financial statements.

                                 FIFTHCAI, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE AND FIVE MONTHS ENDED JUNE 30, 2000


                                                   Three Months     Five Months
                                                      Ended            Ended
                                                  June 30, 2000    June 30, 2000
                                                  -------------    -------------

Revenue                                            $        --      $        --

Expenses
  Administrative costs                                     300              500
  Amortization of organization costs                        25               42
                                                   -----------      -----------

Net Income/(Loss)                                  $      (325)     $      (542)
                                                   ===========      ===========

Loss per common share                              $      0.00      $      0.00
                                                   ===========      ===========

Weighted average shares outstanding                  5,040,000        5,040,000
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                 FIFTHCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE FIVE MONTHS ENDED JUNE 30, 2000


                                    Common Stock                       Retained
                              ------------------------      Paid in    Earnings
                                Shares        Amount        Capital    (Deficit)       Total
                              ----------    ----------    ----------   ----------    ----------
Balance at February 2, 2000
  (Inception)                  5,040,000    $      504    $      996   $       --    $    1,500

Net Income/(Loss)                                                            (542)         (542)
                              ----------    ----------    ----------   ----------    ----------

Balance at June 30, 2000       5,040,000    $      504    $      996   $     (542)   $      958
                              ==========    ==========    ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                 FIFTHCAI, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE AND FIVE MONTHS ENDED JUNE 30, 2000


                                                   Three Months     Five Months
                                                      Ended            Ended
                                                  June 30, 2000    June 30, 2000
                                                  -------------    -------------

Loss from operations                                 $  (325)         $  (542)
                                                     -------          -------
Adjustments to reconcile loss from operations to net cash provided by (from) operating activities:

     Amortization of organization costs                   25               42
                                                     -------          -------

Net cash (used) by operations                           (300)            (500)
                                                     -------          -------

Net cash (used) by operating activities                 (300)            (500)
                                                     -------          -------

Net (decrease) in cash and cash equivalents             (300)            (500)

Cash and cash equivalents at beginning of period         800            1,000
                                                     -------          -------

Cash and cash equivalents at end of period           $   500          $   500
                                                     =======          =======

The accompanying notes are an integral part of these financial statements.

                                 FIFTHCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
                     FOR THE FIVE MONTHS ENDED JUNE 30, 2000

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and have been audited by our independent auditor.

NOTE 1 - THE COMPANY

FifthCAI, Inc. (the "Company") was incorporated in the state of Nevada on February 3, 2000. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been capitalized and are being amortized over 60 months. Administrative costs allocated to Company for the quarter ended June 30, 2000 were $300.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

     During the next twelve months the registrant intends to locate, analyze, acquire or merge with a targeted company.. The registrant will continue to solicit targeted companies through the utilization of contacts in business and professional communities. The registrant intends to solicit directly or may engage consultants or advisors to assist it in reaching its objective. Payment will be made to these consultants and advisors if a successful acquisition or merger occurs because of their efforts. The payment may consist of cash or some stock in the surviving entity or a combination of both.

     The satisfaction of the registrant's cash requirements for the next twelve months will be met in that Corporate Architects, Inc., the registrant's principal shareholder, has agreed to advance to the Company the additional funds needed for operations and those amounts designated for costs associated with a search for and completion of an acquisition. The principal shareholder has no expectation of reimbursement of the funds advanced unless the new owners of the Company decide to pay all or a portion thereof. A limit as to the minimum or maximum amounts advanced by the principal shareholder has not been set. The registrant will not borrow funds to pay management, agents, consultants, advisors or promoters. The Company will not merge with, acquire or purchase assets of an entity in which the Company's officers, directors or shareholders or any affiliate or agent hold an equity position or is an officer or director.

     The Company's business plan is to locate certain companies that may wish to merge with the registrant in some fashion. This targeted company would desire the perceived advantages of a merger with a public, reporting company. The perceived advantages may enhance the company's ability to attract investment, utilize securities for acquisition, provide liquidity and numerous other benefits. No particular industry has been identified nor is this search confined to a specific geographical area. It is not anticipated by management that the Company will be able to participate in any more than one merger because of its limited assets and resources.

     The registrant may merge or acquire a company in early stage development needing additional capital to launch new products, increase marketing or improve quality. The utilization of the public market may be beneficial in raising the required capital.

     The registrant does not have nor will it acquire capital to supply targeted companies. It is the position of management that it can present to the candidate the opportunity to acquire controlling interest in a public company without the substantial costs, both in time and money, of an initial public offering. Management has performed only limited research in this area.

     The officer and director of the registrant will undertake the responsibility of finding and analyzing new business opportunities. He will perform this task individually and possibly with the help of other consultants and agents. The agents or consultants will not receive a cash fee from the registrant said fee will have to be assumed by the target company. The officer is experienced in the analysis of companies and will be able to determine the existence of the primary requirements of a good business structure consisting of financial, management, products, distribution, need for further research and development, growth potential and other material requirements. The registrant will have total discretion in determining the type of company best suited for a business combination.

     The registrant will be subject to all the reporting requirements of the Securities Exchange Act. Said Act requires, among other things, that a reporting company file its audited financial statements. The registrant will not merge or acquire a company that does not have or will not have audited financials within a reasonable period of time, to meet the requirements of the Exchange Act. If the merger candidate is unable to produce audited financial statements within sixty days from the filing of the 8 K announcing the consummation of the merger or said financial statements fail to comply with the Exchange Act, the closing documents will provide for the dissolution of the transaction.

     A target company may want to establish a public trading market for its securities. It may desire to avoid what it perceives to be an adverse consequence of undertaking its own public offering. It is possible to meet this objective by entering into a transaction with the registrant. The adverse consequences may be perceived to be, loss of control, substantial expense and loss of time attempting to conclude an underwriting or the inability to retain an underwriter with acceptable terms

     A business candidate may have pre-existing agreements with outside advisors, attorneys and accountants and the continuation of those agreements may be required before the candidate will agree to close a transaction with the registrant. These existing agreements may be a factor in the determination by the registrant to go forward.

     The conclusion of a business transaction will most likely result in the present shareholders no longer being in control of the registrant. Management of the registrant probably will not have the expertise in the business of the new entity, which will result in the resignation of the present management.

     The acquisition or merger usually results in the issuance of restricted securities as consideration. If the negotiations resulted in the requirement for registered securities to be issued, the surviving company would have to bear the burden of registering the shares. There can be no assurance that these newly registered shares would be sold into the market depressing the market value.

     A merger with another company will significantly dilute the percentage of ownership the present shareholders now enjoy. The amount of dilution will depend on the number of shares issued which in turn could depend on the assets and liabilities of the merging company. This is not to say that other factors may not enter into this determination.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          There was one report filed on Form 8-K dated April 24, 2000 indicating a change of address.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIFTHCAI, INC..


August 11, 2000                     /s/ Edmond L. Lonergan
                                    --------------------------------------------
                                    Edmond L. Lonergan, Director and President