Form 10QSB
period 2000-09-30
ORDERPRO LOGISTICS INC
filed 2000-11-20
CIK 1116884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

                         Commission file number 0-30857


                            ORDERPRO LOGISTICS, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          86-0982348
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                6700 N. Oracle Road, Suite 412, Tucson, AZ 85704
                    (Address of principal executive offices)

                                 (520) 575-5745
                           (Issuer's telephone number)

                                 FifthCAI, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 16, 2000, the number of shares of Common Stock issued and outstanding was 4,900,000.

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No [X]

                            ORDERPRO LOGISTICS, INC.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets - September 30, 2000                              1

          Statement of Operations - For the three months
          ended September 30, 2000.                                        2

          Satement of Stockholders' Equity from Inception
          to September 30, 2000                                            3

          Statement of Cash Flows - For the three months
          ended September 30, 2000                                         4

          Notes to Financial Statements                                    5

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                          9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                            10

     Item 2. Changes in Securities                                        10

     Item 3. Defaults Upon Senior Securities                              10

     Item 4. Submission of Matters to a Vote of Security Holders          10

     Item 5. Other Information                                            10

     Item 6. Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                11

                          PART I. FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS

Current Assets
  Cash and cash equivalents                                           $  41,456
  Accounts receivable - trade                                           215,124
  Due from officer and employee                                          86,945
                                                                      ---------

       Current Assets                                                   343,525
                                                                      ---------

Property and equipment, net of accumulated depreciation                  87,628

Deferred tax asset                                                       16,000
                                                                      ---------

       Total Assets                                                   $ 447,153
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Accounts payable                                                    $ 271,736
  Accrued liabilities                                                    34,705
                                                                      ---------

       Current Liabilities                                              306,441
                                                                      ---------

       Total Liabilities                                                306,441

Stockholders' Equity
  Common Stock - No par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000                                 490
  Additional paid in capital                                            165,085
  Retained Earnings                                                     (24,863)
                                                                      ---------

       Total Stockholders' Equity                                       140,712
                                                                      ---------

       Total Liabilities and Stockholders' Equity                     $ 447,153
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                             STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000


Revenue                                                             $   465,937

Direct cost of revenue                                                  383,869
                                                                    -----------

       Gross Profit                                                      82,068
Expenses
  Administrative costs                                                   28,222
  Amortization and depreciation                                           5,478
  Rent and occupancy costs                                               15,629
  Employee costs                                                         73,602
                                                                    -----------
       Total Costs                                                      122,931
                                                                    -----------

Loss before income tax benefit                                          (40,863)

Benefit of income taxes                                                  16,000
                                                                    -----------

Net Loss                                                            $   (24,863)
                                                                    ===========

Loss per common share                                               $     (0.01)
                                                                    ===========

Weighted average shares outstanding                                   4,900,000
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000


                                        Common Stock        Additional
                                     -------------------     Paid In      Retained
                                     Shares       Amount     Capital      Earnings        Total
                                     ------       ------     -------      --------        -----
Balance at February 2, 2000,
 (date of incorporation)           5,040,000      $ 504      $    996     $     00      $   1,500

Merger with OrderPro                (140,000)       (14)       94,207           00         94,193

Sale of Stock                             00         00        69,882           00         69,882

Net Loss                                  00         00            00      (24,863)       (24,863)
                                  ----------      -----      --------     --------      ---------

Balance at September 30, 2000      4,900,000      $ 490      $165,085     $(24,863)     $ 140,712
                                  ==========      =====      ========     ========      =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC)
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000



Loss from operations                                                  $ (24,863)
Adjustments to reconcile net income from operations
 to net cash provided by (from) operating activities:
  Deferred tax asset                                                    (16,000)
  Amortization and depreciation                                           5,478
                                                                      ---------
       Net cash provided/(used) by operations                           (35,385)

Changes in operating assets and liabilities
 (Increase) in accounts receivable                                     (215,124)
 (Increase) in other receivables                                        (86,945)
 Increase in accounts payable                                           271,736
 Increase in accrued liabilities                                         34,705
                                                                      ---------
       Net cash (used in) operating activities                          (31,013)

Cash Flows from Investing Activities
 Acquisition of property and equipment                                   (7,613)
                                                                      ---------
       Net cash (used in) investing activities                           (7,613)

Cash flows from financing activities
 Proceeds from sale of common stock                                      80,082
                                                                      ---------
       Net cash provided by financing activities                         80,082

Net increase in cash and cash equivalents                                41,456

Cash and cash equivalents at beginning of period                              0
                                                                      ---------
Cash and cash equivalents at end of period                            $  41,456
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                          NOTES TO FINANCIAL STATEMENT
            FOR THE PERIOD FROM INCEPTION TO ENDED SEPTEMBER 30, 2000


NOTE 1 - THE COMPANY

OrderPro Logistics, Inc. (formerly FifthCAI, Inc.) (the "Company") was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage, and logistics services through internet access, on-sight presence and custom designed software. The Company's year end is December 31.

FifthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until the reverse acquisition with OrderPro Logistics on September 29, 2000. In conjunction with the reverse acquisition, FifthCAI, Inc. transferred 4,660,000 shares to the former stockholders of OrderPro, cancelled 140,000 shares of stock then outstanding, and changed its name to OrderPro Logistics, Inc. On a pro forma basis, had the merger occurred on February 2, 2000, the combined loss before income tax benefit would have been $1,300 greater and the net loss would have been $800 more for a net loss of $25,663.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE AND EXPENSE RECOGNITION - The Company recognized revenue when the freight is tendered to the carrier at origin, and the Company records the concurrent liability to the carrier and any other expenses related to shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses, or risk of collection it recognizes commission upon performance of services.

ACCOUNTS RECEIVABLE - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At September 30, 2000, all amounts are estimated to be collectible.

PROPERTY AND EQUIPMENT - Property and equipment are carried at cost less accumulated depreciation. Cost was determined based on the depreciated carrying value of the stockholder at the time the assets were placed in the Company. Property and equipment is depreciated on a straight line basis over the estimated useful life of the asset, ranging from three to seven years,

The Company is committed to completion of an internet and software system for its internal use and potentially for sale or lease to third parties. The remaining development costs related to completion of this asset is estimated to be $200,000. The amounts expended for this programming and development is being capitalized as an asset of the Company and depreciated over its estimated useful life.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                          NOTES TO FINANCIAL STATEMENT
            FOR THE PERIOD FROM INCEPTION TO ENDED SEPTEMBER 30, 2000
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES - Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 3. - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

     Computers                                                      $13,772
     Software and libraries                                          15,262
     Internally developed software                                   52,773
     Furniture and equipment                                         11,299
                                                                    -------
                                                                     93,106
     Less: accumulated depreciation                                   5,478
                                                                    -------
                                                                    $87,628
                                                                    =======

Depreciation and amortization expense for the period ended September 30, 2000 was $5,478.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                      NOTES TO PROFORMA FINANCIAL STATEMENT
              FOR THE PERIOD FROM INCEPTION TO ENDED JULY 31, 2000
                                   (continued)


NOTE 4. - INCOME TAXES

At September 30, 2000, the Company has approximately $41,400 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts.

Income tax benefit for the period ended September 30, 2000 includes the following components:

                                   Federal          State           Total
                                   -------          -----           -----
     Current credit               $(12,680)       $ (3,120)       $(15,800)
     Deferred credit                  (160)            (40)           (200)
                                  --------        --------        --------
                                  $(12,840)       $ (3,160)       $(16,000)
                                  ========        ========        ========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

     Computed  "expected" tax expense                               $13,900
     Increase in income taxes resulting from:
      State income taxes, net of Federal income tax benefit           2,100
                                                                    -------
                                                                    $16,000
                                                                    =======

The tax effects of temporary differences that give rise to a deferred tax asset at September 30 2000 is the excess of financial statement deduction over tax amortization of organizational expenses. The deferred tax asset is $200 to be recognized for tax purposes over the next 52 months.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

       Expiration                          Amount
       ----------                          ------
          2021                             $41,400
                                           -------
             Total                         $41,400
                                           =======

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2021, therefore, no valuation reserve has been provided for this against the asset.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                      NOTES TO PROFORMA FINANCIAL STATEMENT
              FOR THE PERIOD FROM INCEPTION TO ENDED JULY 31, 2000
                                   (continued)


NOTE 5 - RELATED PARTY TRANSACTIONS

As part of the formation of the Company, the major stockholder contributed furniture, property and related assets to the Company in exchange for stock of the Company. These assets were recorded at the net depreciated value of the assets held by the stockholders.

At September 30, 2000, the Company has a receivable for an officer and director of the Company in the amount of $84,080. The loan is to be repaid to the Company by December 31, 2000.

NOTE 6. - LEASE COMMITMENTS

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

     2000                      $ 17,603
     2001                      $ 43,478
     2002                      $ 45,652
     2003                      $ 19,406

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at July 31, 2000 after giving effect to the reorganization and related reverse acquisition between FifthCAI, Inc. and OrderPro Logistics, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Certain statements made in this report relating to trends in the Company's business, as well as other statements including words such as "believe", "expect", "estimate", "anticipate", and similar expressions, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters referred to in these forward looking statements that could be affected by the risks and uncertainties include, but are not limited to, the effect of general economic and market conditions, including downturns in customers' business cycles, the availability and cost of qualified shippers, the availability and price of diesel fuel, the impact and cost of government regulations and taxes on the operations of the business, competition, as well as certain other risks described herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere herein.

REVENUES AND OPERATING MARGINS

The Company reported a net loss of $24,863 on revenues of $465,937 in the three months of operation from July 1, 2000 through September 30, 2000. Revenues for the period are less than anticipated due to a dramatic decline from one of the Company's largest customer. An agreement to provide logistical services expired and the customer declined to renew the contract due to major marketing and operational difficulties within their Company. It is unknown if this customer will require services at previous levels. The Company continues to provide limited brokerage services to the customer but does not believe that the customer will return to its previous revenue levels unless they are able to solve their internal problems. The Company's operating margin is less than originally anticipated due to overall negative marketing conditions within the trucking industry and the higher price of diesel fuel. During the third quarter of 2000 fewer owner-operators were willing to haul loads due to such higher fuel costs. Pricing to customers was not readily adjustable due to contractual restrictions and the competitive environment. Additionally, management was deeply involved in effectuating the reverse merger during the third quarter of 2000. At the end of the quarter management began an aggressive marketing strategy designed to add additional customers to the revenue base. During October and November (to date) multi-year contracts have been signed with two new logistics customers. It is anticipated that the addition of these two new customers will have an immediate positive impact on both the Company's revenues and operating margins. Also, during October 2000 a new customer was added to the freight brokerage segment of the business. This customer has a nation-wide presence and management believes that it will increase both the revenue base and the operating margin. Hence, management expects improved operating results during the fourth quarter of 2000 and for the year 2001.

OPERATING EXPENSES

During the third quarter 2000 (the first quarter of operations by the Company) operating expenses reflected the costs associated with funding Company growth and effectuating the reverse merger. Administrative costs were higher due to one-time costs incurred in the reverse merger and travel costs associated with the marketing strategy implemented at the end of the quarter. Employee costs reflect the addition of the new personnel necessary to effectively manage and operate the Company as the marketing strategy is implemented. As new customers are signed to contracts additional personnel are required for both on-site and in supporting services. It is believed during the fourth quarter of 2000 hiring and training for all administrative functions will be completed. Additional hiring and training of on-site and support personnel will continue as needed to fulfill contractual obligations with new customers. In an effort to expedite full implementation of OrderPro software, the Company has entered into a contract with outside sources to deliver a completed product by December 31, 2000. The increased functionality that the software will provide is a key element in the Company's marketing and business development strategy.

FINANCIAL CONDITION

During the third quarter, 2000 the Company began the process of increasing equity capital to fund the growth of the Company. The Company's strategic plan requires additional capital to gain market advantage with both carriers and customers. Significant costs have been incurred in the development of the proprietary software and it is expected these costs to increase dramatically during the fourth quarter, 2000. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both rapid payment of carriers and growth of the Company this segment of the plan cannot be implemented. Currently, trade accounts receivable are less than trade accounts payable due to the use of cash to fund the growth of the Company. During the third quarter 2000 a net $69,882 was raised in the sale of stock and $84,080 was loaned to the Company founder. It is believed that the loan to the founder will be fully repaid during the fourth quarter, 2000. If additional capital is not provided to the Company it is believed that full implementation of the strategic plan would be in jeopardy.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

       (a) The  following  Exhibits  are  filed  herein:

           27  Financial  Data Schedule

       (b) Reports on Form 8-K filed:

           8-K filed October 2, 2000 reporting on Items 1, 2, 5, 6, and 7 regarding change in the registrant with related exhibits.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                          ORDERPRO LOGISTICS, INC,


DATED: November 20,  2000                 By: /s/ Richard L. Windorski
                                             -----------------------------------
                                             Richard L. Windorski, President
                                             and Chief Executive Officer



                                          By: \s\ Alvan W. Lafrenz
                                             -----------------------------------
                                             Alvan W. Lafrenz, Chief Financial
                                             Officer and Treasurer