Form 10KSB40
period 2000-12-31
ORDERPRO LOGISTICS INC
filed 2001-04-16
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the transition period from _______________ to _______________

    Commission File Number 0-30857


                            ORDERPRO LOGISTICS, INC.
                       (Name of Small Business Registrant)

       Nevada                                               86-0982348
(State of Incorporation)                       (IRS Employer Identification No.)

                          7400 N. Oracle Road Suite 372
                                Tucson, AZ 85704
                (Address of company's principal executive office
                        and principal place of business)

                                 (520) 575-5745
                         (Registrants Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $809,872

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of April 13, 2000 is 4,900,000.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on June 21, 2000 (file No. 0-30857), 10-QSB filed on June 21, 2000, an 8-K filed on October 17, 2000, 10-QSB filed on November 20, 2000 and an SB-2 filed on January 16, 2001 are incorporated in Part III 13(a)(2).

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                      INDEX

                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                             1
          BUSINESS DEVELOPMENT                                               1
          BUSINESS                                                           1
          PATENTS                                                            3

ITEM 2.  DESCRIPTION OF PROPERTY                                             3
ITEM 3.  LEGAL PROCEEDINGS                                                   3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                             4
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       5
ITEM 7.  FINANCIAL STATEMENTS                                                6
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                               6

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   7
ITEM 10. EXECUTIVE COMPENSATION                                              8
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      8
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      9
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    9

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. The company had no operations until July 2000. On September 29, 2000 the company completed a reverse merger with FifthCAI, Inc., a Nevada corporation. FifthCAI changed its name to OrderPro Logistics, Inc (see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The company has two business segments, freight brokerage and on-site logistics management services. These two areas are to be fully integrated with the use of the Internet and the proprietary OrderPro software. The company provides all levels of service necessary to meet client needs. These services range from online freight booking/order retrieval to full time on-site logistics management and consultation.

There have been no bankruptcy, receivership or similar proceeding in the Company's history.

There has been no material reclassification or merger in the Company's short history other than the above mentioned merger.

BUSINESS

The company's primary objective is to utilize the company's proprietary software to combine the functional elements of third-party logistic services with Internet based communication and carrier/shipper load matching. Part of this objective is to establish a presence on the Internet with a database of information relevant to the shipment, costing, and control of freight. The Company's services will actually create a new niche in the transportation industry. This niche will provide small to medium sized manufacturers an opportunity to become more competitive with larger manufacturers by not just reducing freight cost but by turning freight activity into a profit center. The mid and long term objective is to expand the existing largely regional customer base nationally and internationally to Mexico and Canada.

The freight brokerage business is characterized as highly competitive. Primary competition for the freight brokerage segment of the business comes from numerous existing and new freight brokers. All of the companies that provide freight transportation services are potentially competitors of the company.

In the logistics segment, most of the existing companies in this industry are large organizations going after the business of major manufacturers. Although our company will initially target small to medium size companies, it could face intense competition from those large organizations because of the advantage of our product.

OrderPro Logistics, Inc. provides all levels of service necessary to meet client needs. These services range from online freight booking/order retrieval to full time on-site logistics management and consultation.

The company is establishing a presence on the Internet with a database of information relevant to the shipment, costing, and control of freight. The value of this database and the service provided by the company gives both OrderPro Logistics, Inc. and its customers a competitive edge in the market place. The company's services will actually create a new niche in the transportation industry. This niche will provide small to medium sized manufacturers an opportunity to become more competitive with larger manufacturers by not just reducing freight cost but by turning freight activity into a profit center. The company's ability to partner with its customers is entirely unique within the transportation industry. This unique arrangement with its customers will allow the company to expand market share at a rate in excess of that which would normally be expected under more conventional supplier/vendor circumstances.

The current market in transportation is comprised primarily of traditional LTL (Less than Truckload) and Truckload carriers. According to an article in TRANSPORT TOPICS (6/19/00 edition) "Trucking Companies Fertile Ground For Internet Boom"; "72% of all trucking companies operated six or fewer trucks and even a company as large as Schneider National with annual revenue close to $3 billion-garnered a relatively insignificant share of an estimated $450 billion spent each year on transportation." By creating a new niche in the market, the company will take advantage of the prospect base for both its services and products. There are thousands of manufacturers and distribution companies comprising this prospect base. The company will offer much of its freight shipment business to the trucking "have-nots", those without Internet capability. The company will provide these carriers with a competitive level playing field when they work within its system. The company will demonstrate to its customers how hidden profits exist for their enterprise when its expertise and proprietary software is brought into play. The company has concentrated on small to medium sized manufacturers in the mid-western United States and will be expanding throughout the southeastern and western United States during 2001. The current market potential for the company's services is believed to be about $450,000,000 by virtue of offering third party logistics in combination with leading edge technology via the Internet.

Revenue growth is dependent upon both adding new logistics and freight brokerage customers in addition to growth of existing customer sales. During the first half year, ending December 2000, the company has added two new manufacturing businesses as logistics clients. These new customers will provide the initial volume of business to achieve the growth plan for 2001.

The freight brokerage business includes call-in and Internet servicing of customers by personnel at corporate headquarters. On-site logistics managers with support personnel at corporate headquarters fill the company's contracted logistics customers needs. The use of the Internet and other electronic data exchange mediums enables smooth integration of both functional areas.

Small to medium sized manufacturers constitute the backbone of the US economy and we have identified several segments within this group to focus our marketing efforts. In general, these firms do not belong to the Fortune 1000; many have sales in the $5M to $50M range and are among the 69% of shippers who use brokers or other third parties to manage their freight.

Our company will utilize its in-house sales and marketing group as well as key national distributors to sell its services.

Richard L. Windorski, OrderPro Logistics, Inc. President and CEO, has over 30 years experience in the transportation industry. He leads a team capable of working across functional lines to maximize efficiency and customer service.

The Company will send an annual report to its security holders, which shall contain audited financial statements. The registrant is electronically filing this Form 10-KSB with the Securities Exchange Commission, to comply with the reporting requirements as promulgated by the commission. As such, the Company will advise the shareholders that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

PATENTS

The company has applied for trademark protection on the name "OrderPro Logistics. The company does not own, nor has it applied for any Patents.

ITEM 2. DESCRIPTION OF PROPERTY

The company's current facilities, located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona are expected to be adequate through 2001. Provisions have been made and we have a commitment for additional space in the building for expansion purposes if needed. Corporate headquarters expansion and related overhead is minimal and disproportionate as the company grows.

The monthly lease payment is $3,521 with annual escalations through May 31, 2003.

At this time, the company has no policy in terms of investment in real estate nor does it have any investment in real estate. The registrant has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

The company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders other than the agreement to merge with FifthCai Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the common equity and there has been no trading to date. Furthermore, there is no assurance that a public trading market will ever be established.

The registrant's securities meet the definition of "penny stock" as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Securities and Exchange Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities ("penny stock"). Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in penny stocks pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stocks are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stocks and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis must be sent to the investor listing recent prices for the penny stock and information on the limited market.

It is the company's objective to become qualified for NASDAQ SmallCap however; there is no assurance it will reach or maintain that objective. The registrant may commence trading on the OTC BB or on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

HOLDERS.

There are thirty three (33) holders of the common equity of the company.

DIVIDENDS

There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the company's revenues, earnings and financial condition.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-KSB contains certain statements that are not related to historical results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

OVERVIEW

OrderPro Logistics, Inc. (the "Company") was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage, and logistics services through internet access, on-sight presence and custom designed software.

On September 29, 2000, the Company acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. FifthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics on September 29, 2000. In conjunction with the acquisition, the Company issued 240,000 shares of its common stock to the former stockholders for FifthCAI, Inc. On a pro forma basis, had the merger occurred on May 12, 2000, the combined loss would have been $1,300 greater. In conjunction with the acquisition, the Company had a reorganization of it equity to establish a par value of $0.0001 per share and accomplish a 6.20 shares for one split.

The Company continues to market its primary service, freight brokerage, and logistics services through Internet access. The Company did not achieved revenue growth in the year ended December 31, 1999. The Company is vulnerable to volatility in its revenue because the nature of its operations is such that it generates its revenue from relatively few contracts. In any given year, revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

The Company had limited operations in 2000, had losses of $301,619 on revenues of $809,872 for the period from inception through December 31, 2000, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at December 31, 2000 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

If the Company is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $751,006 at December 31, 2000. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. The Company raised approximately $130,000, for working capital through the issuance of convertible debentures to two stockholders of the company. The Company is presently negotiating with sources for additional equity capital to allow it to expand the current level of operations.

There can be no assurances that the Company will be successful in obtaining such capital.

SEASONALITY

The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ADDITIONAL FINANCING. The Company will require additional financing to achieve growth in operations and to support its working capital requirements. The Company may seek additional financing through private placements of debt or equity financing.

TECHNOLOGICAL CHANGE. The Company has been able to keep pace with software changes through an on going agreement with its software company contracted to write and amend the software changes required to meet its customer demands.

COMPETITION. The Company faces competition from many sources, most of which are larger and have significantly more resources than the Company.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statement of the Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the company and the principal offices and positions with the Company held by each person. The executive officers of the company are elected annually by the Board of Directors. Each year, the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

      Name              Age                    Position
      ----              ---                    --------
Richard L. Windorski     61    President, Chief Executive Officer and Director
Alvan W Lafrenz          51    Secretary/Treasurer, Chief Financial Officer,
                               Director
Robert Kuchowicz         59    Logistics Operations Manager

The following is a brief summary of the Directors, and Officers including their business experiences.

Mr. Richard L. Windorski is Chairman of the Board, President and Chief Executive Officer. He has over 30 years experience in the manufacturing and transportation industry and has effectively proven that transportation brokerage/logistics management can be successful in a competitive marketplace if service is based on solid concepts and is believable on the part of the clients. His experience includes senior positions in materials and production management during employment with; Control Data Corporation, a pioneer computer hardware manufacturer; Arctic Enterprises, a recreational vehicle manufacturer; and Wausau Homes, a builder of factory built custom homes. He has worked in the for-hire transportation industry as President of a regional contract carrier and transportation broker. For the past five years Mr. Windorski has served as founder and President of EMC Transportation, Inc., which until June 30, 2000 provided the freight brokerage services upon which OrderPro Logistics, Inc. builds its base. He holds a Bachelor of Science Business Administration from the University of Minnesota.

Mr. Alvan W. Lafrenz is a Director on the Board, Corporate Secretary and Treasurer, and serves as Chief Financial Officer. He is a licensed Certified Public Accountant and has experience in the freight brokerage industry. Mr. Lafrenz holds a Bachelor of Science-Accounting and a Bachelor of Science-Finance (cum laude) from The University of Arizona. His operational responsibilities include financial and human resource management.

Mr. Robert Kuchowicz is Logistics Operations Manager and has over 35 years experience in the engineering, manufacturing and material management industries. He has held senior management positions for the last 20 years and brings significant knowledge and background in manufacturing management to the company.

There are currently no committees on the Board of Directors.

There are no agreements that a Director will resign at the request of another person and the above named Director is not acting on behalf of nor will act on behalf of another person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Officers, Directors and those beneficially owning more than 10% of small business Company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

ITEM 10. EXECUTIVE COMPENSATION

The President of the Company received $48,000 in compensation during fiscal year 2000. No other employee received more than $100,000. The Board of Directors will grant, from time to time, options to key employees.

The President will not participate in any finders' fees however; he will receive some benefits as a beneficial owner of the registrant upon a merger or acquisition taking place. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the company's Common Stock as of the date of this prospectus by:
(i) each stockholder known by the company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the company and (iii) all directors and officers as a group. The percentages shown are based on the 4,900,000 shares of common stock outstanding as of the date of this prospectus.

All those named in the following table can be contacted through OrderPro Logistics, Inc 7400 N. Oracle Road Suite 372, Tucson, AZ 85704

                                                             Percentage
        Name                       Number of Shares      Beneficially Owned (1)
        ----                       ----------------      ----------------------
Richard L.Windorski (2)               2,812,000                57.3%
Alvan W.Lafrenz                         200,000                 4.1%
RER Consulting, Inc. (3)                245,000                 5%
Econometric Consultants, Inc. (3)       245,000                 5%
All officers and directors as a
 group (2 persons)                    3,012,000                61.4%

----------
1 Except as otherwise indicated, the company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, conversion privileges or other rights currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
2 Mr. Windorski is the beneficial owner of a company known as OP Logistics, L.P. that is the registered owner of the common shares.
3. RER Consulting, Inc. and Econometric Consultants, Inc. are consultants to the company and have acted in that capacity since the company's inception. The following table sets forth each person known by the Company to be the beneficial owner of more than 5% of the Common Shares (the only class of voting securities) of the Company all directors individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares as indicated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no parents of this small business registrant.

There are and have been no transactions with promoters.

There were no material underwriting discounts and commissions upon the sale of securities by the registrant where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

There were no transactions involving the purchase or sale of assets other than in the ordinary course of business.

As part of the formation of the company, Mr. Richard L. Windorski, the major beneficial shareholder President and CEO contributed furniture, property and other assets to the company in exchange for common stock of the company. Mr. Windorski has loaned the company $189,904.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on June 21, 2000 and incorporated by reference

          3.2 By Laws filed with the Form 10 SB on June 21, 2000 and incorporated by reference

          3.3 Computation per share earnings filed with Form 10 SB on June 21, 2000 and incorporated by reference and in current financial statements.

          10. Merger and Plan of Reorganization filed in an *k on October 17, 2000 and incorporated by reference.

          10.1 Convertible Debenture filed with the SB-2 on January 16, 2001

     (b) Reports on Form 8-K

          The company has filed one 8-K on October 17, 2000 announcing the Merger and Plan of Reorganization, name change of the company to OderPro Logistics, Inc. and the resignation of the former Director and appointment of a new Board of Directors. The 8K had attached to it the Merger and Plan of Reorganization, resignation of the Director and pro forma financials.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OrderPro Logistics, Inc


April 16, 2001                       /s/Richard L. Windorski
                                     -------------------------------------------
                                     Richard L.Windorski, Director and President

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of OrderPro Logistics, Inc.

We have audited the accompanying balance sheet of OrderPro Logistics, (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrderPro Logistics, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company commenced operations in 2000, had losses of $301,619 for the period ended December 31, 2000, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ MARSHALL & WEBER, CPA's, P.L.C.

Scottsdale, Arizona
April 13, 2001

OrderPro Logistics, Inc.
Balance Sheet
December 31, 2000

                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $   231,263
  Due from officer and employee                                           2,933
  Prepaid expenses                                                        2,374
                                                                    -----------

        Current Assets                                                  236,570
                                                                    -----------

Property and equipment, net of accumulated depreciation                  21,992

Purchased and internally developed software, net of
   amortization                                                         191,248
Customer lists, net of amortization                                     483,196
Deposits                                                                150,000
                                                                    -----------

        Total Assets                                                $ 1,083,006
                                                                    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                    $     6,285
  Accounts payable                                                      512,617
  Accrued liabilities                                                    49,030
  Notes payable                                                          97,740
  Convertible debentures                                                130,000
  Due to officer                                                        189,904
        Current Liabilities                                             985,576
                                                                    -----------

        Total Liabilities                                               985,576
                                                                    -----------
Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (301,619)
                                                                    -----------

        Total Stockholders' Equity                                       97,430
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $ 1,083,006
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

OrderPro Logistics, Inc.
Statement of Operations
for the period from inception to December 31, 2000



Revenue                                                             $   809,872

Direct cost of revenue                                                  741,148

Gross Profit                                                             68,724
Expenses
  Administrative costs                                                  152,832
  Amortization and depreciation                                          28,170
  Rent and occupancy costs                                               17,933
  Employee costs                                                        171,408
                                                                    -----------
         Total Costs                                                    370,343
                                                                    -----------

Loss before income tax benefit                                         (301,619)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $  (301,619)
                                                                    ===========

Loss per common share                                               $     (0.07)
                                                                    ===========

Weighted average shares outstanding                                   4,900,000
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

OrderPro Logistics, Inc.
Statement of Stockholders' Equity
for the period from inception to December 31, 2000


                                                               Additional
                                          Common Stock          Paid-in       Retained
                                      Shares       Amount       Capital       Earnings        Total
                                      ------       ------       -------       --------       -----
Balance at May 12,
(date of incorporation)               752,000    $ 399,049                                $ 399,049

Reorganization                      3,908,000     (398,583)      398,583

Acquisition of FifthCAI, Inc.         240,000           24           (24)

Net Loss                                   --           --                    (301,619)    (301,619)
                                   ----------    ---------     ---------     ---------    ---------

Balance at December 31, 2000        4,900,000    $     490     $ 398,759     $(301,619)   $  97,430
                                   ==========    =========     =========     =========    =========

   The accompanying notes are an integral part of these financial statements.

OrderPro Logistics, Inc.
Statement of Cash Flows
for the period from inception to  December 31, 2000




Loss from operations                                                  $(301,619)
                                                                      ---------
Adjustments to reconcile net income from operations to
 net cash provided by (from) operating activities:
 Amortization and depreciation                                           28,170
                                                                      ---------
        Net cash provided/(used) by operations                         (273,449)
                                                                      ---------
Changes in operating assets and liabilities
  (Increase) in accounts receivable                                    (231,263)
  (Increase) in due from officer and employee                            (2,933)
  (Increase) in prepaid expenses                                         (2,374)
  (Increase) in deposits                                               (150,000)
  Increase on bank overdraft                                              6,285
  Increase in accounts payable                                          512,617
  Increase in accrued liabilities                                        49,030
  Increase in notes payable                                              97,740
                                                                      ---------
        Net cash (used in) operating activities                         279,102
                                                                      ---------
Cash Flows from Investing Activities
  Acquisition of property and equipment                                (724,606)
                                                                      ---------
        Net cash (used in) investing activities                        (724,606)
                                                                      ---------
Cash Flows from Financing Activities
  Proceeds from convertible debentures                                  130,000
  Proceeds of loan from officer                                         189,904
  Proceeds from sale of common stock                                    399,049
                                                                      ---------
        Net cash provided by financing activities                       718,953
                                                                      ---------

Net increase in cash and cash equivalents                                     0
                                                                      =========

Cash and cash equivalents at beginning of period                              0
                                                                      =========

Cash and cash equivalents at end of period                            $  41,456
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

OrderPro Logistics, Inc.
Notes to Financial Statement
for the period from inception to ended December 31, 2000


Note 1 - The Company

OrderPro Logistics, Inc. (the "Company") was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage, and logistics services through internet access, on-sight presence and custom designed software.

On September 29, 2000, the Company acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. FifthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics on September 29, 2000. In conjunction with the acquisition, the Company issued 240,000 shares of its common stock to the former stockholders for FifthCAI, Inc. On a pro forma basis, had the merger occurred on May 12, 2000, the combined loss would have been $1,300 greater. In conjunction with the acquisition, the Company had a reorganization of it equity to establish a par value of $0.0001 per share and accomplish a 6.20 shares for one split.

Management plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $301,619 for the period from inception through December 31, 2000, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at December 31, 2000 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

If the Company is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

OrderPro Logistics, Inc.
Notes  to Financial Statement
for the period from inception to ended December 31, 2000 (continued)


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

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Cost was determined based on the depreciated carrying value of the stockholder at the time the assets were placed in the Company. Property and equipment is depreciated on a straight line basis over the estimated useful life of the asset, ranging from three to seven years,

Purchased and Internally Developed Software - The Company is committed to completion of an internet and software system for its internal use and potentially for sale or lease to third parties. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Company has capitalized certain costs incurred in the development of internal-use software. The remaining development costs related to completion of this asset is estimated to be $200,000. The amounts capitalized as an asset of the Company is being depreciated over its estimated useful life.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

OrderPro Logistics, Inc.
Notes  to Financial Statement
for the period from inception to ended December 31, 2000 (continued)


Note 3. - Property and Equipment

Property and equipment consist of the following:

         Computers                                      $ 13,772
         Furniture and equipment                          11,299
                                                          25,071
         Less: accumulated depreciation                    3,079
                                                        --------
                                                        $ 21,992
                                                        ========

Depreciation and amortization expense for the period ended December 31, 2000 was $3,079.

Note 4. - Purchased and Internally Developed Software

The Company has capitalized the cost of developing internal use software proprietary to its business purpose. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has approved the project it determines to be probable of completion for the intended purpose. Capitalized costs include only 1) external direct costs of materials and services consumed in developing or obtaining internal-use software, 2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and 3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the time when the project is substantially complete and ready for its intended purpose.

Research and development costs and other software maintenance costs are expensed as incurred. Software development costs are amortized using a straight-line method over a period of up to seven years, but not exceeding the expected life of the product.

The carrying value of software and development costs is regularly reviewed, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Amortization for the period ended December 31, 2000 was $8,287 and $16,804 for the software and customer lists, respectively.

OrderPro Logistics, Inc.
Notes  to Financial Statement
for the period from inception to ended December 31, 2000 (continued)


Note 5. - Notes Payable

The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

Note 6. - Convertible Debentures

In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture.

Note 7. - Income Taxes

At December 31, 2000, the Company has approximately $302,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $118,680, which was fully offset by an equal valuation allowance.

Income tax benefit for the period ended December 31, 2000 includes the following components:

                                   Federal           State            Total
                                   -------           -----            -----

        Current credit            $ (94,350)       $ (24,130)       $(118,480)
        Deferred credit                (160)             (40)            (200)
                                    (94,510)         (24,170)        (118,680)
        Valuation reserve            94,510           24,170          118,680
                                  ---------        ---------        ---------
                                  $       0        $       0        $       0
                                  =========        =========        =========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

        Computed  "expected" tax expense                             $102,550
        Increase in income taxes resulting from:
          State income taxes, net of Federal income tax benefit        16,130
                                                                     --------
                                                                     $118,680
                                                                     ========

OrderPro Logistics, Inc.
Notes  to Financial Statement
for the period from inception to ended December 31, 2000 (continued)


Note 7. - Income Taxes (continued)

The tax effects of temporary differences that give rise to a deferred tax asset at December 31, 2000 is the excess of financial statement deduction over tax amortization of organizational expenses. The deferred tax asset is $200 to be recognized for tax purposes over the next 52 months.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

         Expiration                  Amount
         ----------                  ------

            2021                    $302,000
                                    --------
            Total                   $302,000
                                    ========

Note 8 - Related Party Transactions

As part of the formation of the Company, the major stockholder contributed furniture, property and related assets to the Company in exchange for stock of the Company. These assets were recorded at the net depreciated value of the assets held by the stockholders.

At December 31, 2000, the Company has a receivable for an officer and director of the Company in the amount of $2,933. The Company also has a loan payable to an officer of $189,904.

Note 9. - Lease Commitments

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

            2001                   $43,478
            2002                   $45,652
            2003                   $19,406

Note 10 - Stockholders' Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at December 31, 2000 after giving effect to the acquisition of FifthCAI, Inc. and the reorganization of the Company.