Form 10QSB
period 2001-03-31
ORDERPRO LOGISTICS INC
filed 2001-05-15
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                            ORDERPRO LOGISTICS, INC.
                         (Name of Small Business Issuer)


     March 31, 2001                                      0-30857
 For the Quarter Ended                           Commission File Number


        Nevada                                          86-0982348
(State of Incorporation)                (I.R.S. Employer Identification Number.)


                6700 N. Oracle Road, Suite 412, Tucson, AZ 85704
           (Address of Principal Executive Offices Including Zip Code)


                                 (520) 575-5745
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2000 4,900,000

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheet at March 31, 2001 .................................   3

         Statement of Operations for the three months
         ended March 31, 2001 ............................................   4

         Statement of Stockholders' Equity for the three months
         ended March 31, 2001 ............................................   5

         Statement of Cash Flows for the three months ended
         March 31, 2001 ..................................................   6

         Notes to Finanial Statements ....................................   7

Item 2 - Management's Discussion and Analysis ............................  12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................  14

Item 2. Changes in Securities and Use of Proceeds ........................  14

Item 3. Default Upon Senior Securities ...................................  14

Item 4. Submission of Matters to a Vote of Security Holders ..............  14

Item 5. Other Information ................................................  14

Item 6. Exhibits and Reports on Form 8-K .................................  14

Signatures ...............................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                 March 31, 2001
                                   (unaudited)

                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $   284,109
  Due from officer and employee                                           1,134
                                                                    -----------
        Total Current Assets                                            285,243

Property and equipment, net of accumulated depreciation                  20,474

Purchased and internally developed software, net of amortization        188,655
Customer lists, net of amortization                                     474,977
Deposits                                                                150,000
                                                                    -----------
        Total Assets                                                $ 1,119,349
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   663,160
  Accrued liabilities                                                    89,293
  Bank ovedrdraft                                                        61,125
  Notes payable                                                          50,353
  Convertible debentures                                                163,500
  Due to officer                                                        180,648
                                                                    -----------
        Total Current Liabilities                                     1,208,079
                                                                    -----------
        Total Liabilities                                             1,208,079

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding 4,900,000 shares                                  490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (487,779)
                                                                    -----------
        Total Stockholders' Equity (Deficit)                            (88,730)
                                                                    -----------
        Total Liabilities and Stockholders' Equity                  $ 1,119,349
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Operations
                    for the three months ended March 31, 2001
                                   (unaudited)

Revenue                                                             $   388,846

Direct cost of revenue                                                  332,432
                                                                    -----------

Gross Profit                                                             56,414

Expenses
  Administrative costs                                                   34,358
  Amortization and depreciation                                          20,554
  Rent and occupancy costs                                               32,809
  Interest expense                                                        9,262
  Employee costs                                                        145,591
                                                                    -----------
        Total Costs                                                     242,574
                                                                    -----------

Loss before income tax benefit                                         (186,160)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $  (186,160)
                                                                    ===========

Loss per common share                                               $     (0.04)
                                                                    ===========

Weighted average shares outstanding                                   4,900,000
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
                    for the three months ended March 31, 2001
                                   (unaudited)

                                       Common Stock       Additional
                                 -----------------------   Paid In       Retained
                                   Shares       Amount     Capital       Earnings       Total
                                   ------       ------     -------       --------       -----
Balance at December 31, 2000      4,900,000     $  490    $  398,759    $ (301,619)   $   97,430

Net Loss                                                                  (186,160)     (186,160)
                                 ----------     ------    ----------    ----------    ----------

Balance at March 31, 2001         4,900,000     $  490    $  398,759    $ (487,779)   $  (88,730)
                                 ==========     ======    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
                    for the three months ended March 31, 2001
                                   (unaudited)



Loss from operations                                                  $(186,160)

Adjustments to reconcile net income from operations
 to net cash provided by (from) operating activities:
  Amortization and depreciation                                          20,554
                                                                      ---------
        Net cash provided/(used) by operations                         (165,606)

Changes in operating assets and liabilities
  (Increase) in accounts receivable                                     (52,846)
  Decrease in due from officer and employee                               1,799
  Decrease in prepaid expenses                                            2,375
  Increase on bank overdraft                                             54,840
  Increase in accounts payable                                          150,543
  Increase/(Decrease) in accrued liabilities                             40,263
                                                                      ---------
        Net cash (used in) operating activities                         196,974

Cash Flows from Investing Activities
  Acquisition of property and equipment                                  (8,225)
                                                                      ---------
        Net cash (used in) investing activities                          (8,225)

Cash Flows from Financing Activities
  Repayment of notes payable                                            (47,387)
  Proceeds from convertible debentures                                   33,500
  Repayments of loan from officer                                        (9,256)
                                                                      ---------
        Net cash provided by financing activities                       (23,143)

Net increase in cash and cash equivalents                                     0

Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001. These results have been determined on the basis of generally accepted accounting principles.

NOTE 1. THE COMPANY

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

MANAGEMENT PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $301,619 for the period from inception through December 31, 2000, a loss of $177, 108 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at March 31, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At March 31, 2001, all amounts are estimated to be collectible.

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

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

          Computers                                        $13,772
          Furniture and equipment                           11,299
                                                           -------
                                                            25,071
          Less: accumulated depreciation                     4,597
                                                           -------
                                                           $20,474
                                                           =======

     Depreciation and amortization expense for the three months ended March 31, 2001 was $1,518. Amortization of software costs and customer lists for the three months ending March 31, 2001 was $19,036.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)


NOTE 4. PURCHASED AND INTERNALLY DEVELOPED SOFTWARE

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

NOTE 5. NOTES PAYABLE

     The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

NOTE 6. CONVERTIBLE DEBENTURES

     In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital. In the first quarter of 2001, the Company issued an additional $33,500 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the three moths ended March 31, 2001 was $3,356.

NOTE 7. INCOME TAXES

     At March 31, 2001, the Company has approximately $478,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $83,400, which was fully offset by an equal valuation allowance.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                   for the three months ended March 31, 2001
                                  (unaudited)


NOTE 7. INCOME TAXES (CONTINUED)

     Income tax benefit for the three months ended March 31, 2001 includes the following components:

                                    Federal          State          Total
                                    --------       --------       --------
          Current credit            $(68,400)      $(14,900)      $(83,300)
          Deferred credit                (80)           (20)          (100)
                                    --------       --------       --------
                                     (68,480)       (14,920)       (83,400)
          Valuation reserve           68,480         14,920         83,400
                                    --------       --------       --------
                                    $      0       $      0       $      0
                                    ========       ========       ========

     Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

          Computed  "expected" tax expense                              $63,300
          Increase in income taxes resulting from:
          State income taxes, net of Federal income tax benefit          20,100
                                                                        -------
                                                                        $83,400
                                                                        =======

     The tax effects of temporary differences that give rise to a deferred tax asset at March 31, 2001 is the excess of financial statement deduction over tax amortization of organizational expenses.

     The deferred tax asset is $100 to be recognized for tax purposes over the next 49 months. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

          Expiration                            Amount
          ----------                            ------
           2021                               $302,000
           2022                                186,000
                                              --------
           Total                              $488,000
                                              ========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                   for the three months ended March 31, 2001
                                  (unaudited)


NOTE 8. RELATED PARTY TRANSACTIONS

     As part of the formation of the Company, the major stockholder contributed furniture, property and related assets to the Company in exchange for stock of the Company. These assets were recorded at the net depreciated value of the assets held by the stockholders.

     At March 31, 2001, the Company has a receivable for an officer and director of the Company in the amount of $1,134. The Company also has a loan payable to an officer of $180,648. Accrued interest on this debt at March 31, 2001 was $5,696.

NOTE 9. LEASE COMMITMENTS

     The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

          2001             $43,478
          2002             $45,652
          2003             $19,406

NOTE 10. STOCKHOLDERS' EQUITY

     The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at March 31, 2001 after giving effect to the acquisition of FifthCAI, Inc. and the reorganization of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains certain statements that are not related to historical results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

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

     The Company continues to market its primary service, freight brokerage, and logistics services through Internet access. The Company did not achieved revenue growth in the first quarter 2001. The Company is vulnerable to volatility in its revenue because the nature of its operations is such that it generates its revenue from relatively few contracts. In any given year, revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

     The Company had a loss of $177,108 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at March 31, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

     If the Company is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit of $922,836 at March 31, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

     The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. As of December 31, 2000, the Company raised approximately $130,000, for working capital through the issuance of convertible debentures to two stockholders of the company. In the first quarter of 2001, the Company issued an additional $33,500 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the three months ended March 31, 2001 was $3,356. The Company is presently negotiating with sources for additional equity capital to allow it to expand the current level of operations. There can be no assurances that the Company will be successful in obtaining such capital.

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

                            PART II OTHER INFORMATION

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

          The company has filed one 8K on October 17, 2000 announcing the Merger and Plan of Reorganization, name change of the company to OderPro Logistics, Inc. and the resignation of the former Director and appointment of a new Board of Directors. The 8K had attached to it the Merger and Plan of Reorganization, resignation of the Director and pro forma financials.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OrderPro Logistics, Inc



May 14, 2001                   /s/ Richard L. Windorski
                               -------------------------------------------
                               Richard L.Windorski, Director and President