Form 10QSB/A
period 2000-09-30
ORDERPRO LOGISTICS INC
filed 2001-08-03
CIK 1116884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                         Commission file number 0-30857


                            ORDERPRO LOGISTICS, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                86-0982348
State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)


                7400 N. Oracle Road, Suite 372, Tucson, AZ 85704
                    (Address of principal executive offices)


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

                         ORDERPRO LOGISTICS, INC. INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets - September 30, 2000                            2

             Statement of Operations - For the three months ended
             September 30, 2000                                             3

             Statement of Stockholders' Equity from Inception to
             September 30, 2000                                             4

             Statement of Cash Flows - For the three months ended
             September 30, 2000                                             5

             Notes to Financial Statements                                  6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                          10

PART II - OTHER INFORMATION

     Item 1.Legal Proceedings                                              12

     Item 2.Changes in Securities                                          12

     Item 3.Defaults Upon Senior Securities                                12

     Item 4.Submission of Matters to a Vote of Security Holders            12

     Item 5.Other Information                                              12

     Item 6.Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)

                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                     ASSETS
Current Assets
  Cash and cash equivalents                                           $  42,929
  Accounts receivable - trade                                           214,647
  Due from officer and employee                                         145,012
                                                                      ---------
     Current Assets                                                     402,588

Property and equipment, net of accumulated depreciation 23,415
Purchased and internally developed software, net of
Amortization                                                             64,213
Customer lists, net of amortization                                      89,107
Deposits                                                                150,000
                                                                      ---------

     Total Assets                                                     $ 729,323
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Accounts payable                                                    $ 377,331
  Accrued liabilities                                                    16,492
                                                                      ---------

     Current Liabilities                                                393,823
                                                                      ---------

     Total Liabilities                                                  393,823

Stockholders' Equity
  Common Stock - No par value, authorized 100,000,000 shares,
    issued and outstanding 4,900,000                                        490
  Additional paid in capital                                            398,559
  Retained Earnings                                                     (63,549)
                                                                      ---------
     Total Stockholders' Equity                                         335,500
                                                                      ---------

     Total Liabilities and Stockholders' Equity                       $ 729,323
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                             STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                                   (Unaudited)



Revenue                                                             $   468,174

Direct cost of revenue                                                  364,299
                                                                    -----------

     Gross Profit                                                       103,875

Expenses
  Administrative costs                                                   42,996
  Amortization and depreciation                                           5,478
  Rent and occupancy costs                                               12,891
  Employee costs                                                        100,976
  Interest expense                                                        5,083
                                                                    -----------

     Total Costs                                                        167,424
                                                                    -----------

Loss before income tax benefit                                          (63,549)

Benefit of income taxes                                                      --
                                                                    -----------

     Net Loss                                                       $   (63,549)
                                                                    ===========

Loss per common share                                               $     (0.01)
                                                                    ===========

Weighted average  shares outstanding                                  4,661,702
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                                   (Unaudited)


                                    Common Stock        Additional
                                ---------------------     Paid In     Retained
                                 Shares      Amount       Capital     Earnings       Total
                                ---------   ---------    ---------    ---------    ---------
Balance at May 12, 2000,
 (date of incorporation)          752,000   $ 399,049           --           --    $ 399,049

Reorganization                  3,908,000    (398,583)   $ 398,583           --           --

Acquisition of FifthCAI, Inc.     240,000          24          (24)          --           --

Net Loss                               --          --           --    $ (63,549)     (63,549)
                                ---------   ---------    ---------    ---------    ---------

Balance at September 30, 2000   4,900,000   $     490    $ 398,559    $ (63,549)   $ 335,500
                                =========   =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC)
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                                   (Unaudited)


Loss from operations                                                  $ (63,549)
Adjustments to reconcile net income from operations to net
 cash provided by (from) operating activities:
  Amortization and depreciation                                           5,478
  Changes in operating assets and liabilities
   (Increase) in accounts receivable                                   (214,649)
   (Increase) in due to officer and employee                           (145,012)
   (Increase in deposits                                               (150,000)
   Increase in accounts payable                                         377,331
   Increase in accrued liabilities                                       16,492
                                                                      ---------
           Net cash (used in) operating activities                     (173,909)

Cash Flows from Investing Activities
  Acquisition of property and equipment                                (100,537)
                                                                      ---------
           Net cash (used in) investing activities                     (100,537)

Cash flows from financing activities
  Proceeds from sale of common stock                                   (317,375
                                                                      ---------
           Net cash provided by financing activities                    317,375

Net increase in cash and cash equivalents                                42,929

Cash and cash equivalents at beginning of period                              0
                                                                      ---------
Cash and cash equivalents at end of period                            $  42,929
                                                                      =========
Supplemental cash flow information:
  Noncash investing and financing activities:
  Property and equipment acquired for common stock                    $  81,674
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)

                          NOTES TO FINANCIAL STATEMENT
            FOR THE PERIOD FROM INCEPTION TO ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


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

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                          NOTES TO FINANCIAL STATEMENT
            FOR THE PERIOD FROM INCEPTION TO ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

     Computers                                            $13,772
     Furniture and equipment                               11,299
                                                          -------
                                                           25,071
     Less: accumulated depreciation                         1,656
                                                          -------
                                                          $23,415
                                                          =======

Depreciation and amortization expense for the period ended September 30, 2000 was $1,656.

NOTE 4 - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE

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

Research and development costs and other software maintenance costs are expensed as incurred. Software development costs are amortized using a straight-line method over a period of up to seven years, but not exceeding the expected useful life of the product.

The carrying value of software and development costs is regularly reviewed, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                          NOTES TO FINANCIAL STATEMENT
            FOR THE PERIOD FROM INCEPTION TO ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


Amortization of software costs and customer lists for the three months ending September 30, 2000 was $3,822.

NOTE 5 - INCOME TAXES

At September 30, 2000, the company has approximately $63,500 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $25,400, which was fully offset by an equal valuation allowance.

Income tax benefit for the three months ended September 30, 2000 includes the following components:

                                    Federal        State         Total
                                    --------      --------      --------
     Current credit                 $(20,100)     $ (5,100)     $(25,200)
     Deferred credit                    (160)          (40)         (200)
                                     (20,260)       (5,140)      (25,400)
     Valuation reserve                20,260         5,140        25,400
                                    $      0      $      0      $      0

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

     Computed "expected" tax expense                             $21,600
     Increase in income taxes resulting from:
       State income taxes, net of Federal income tax benefit       3,800
                                                                 -------
                                                                 $25,400
                                                                 =======

The tax effects of temporary differences that give rise to a deferred tax asset at September 30, 2000 is the excess of financial statement deduction over tax amortization of organizational expenses.

The deferred tax asset is $200 to be recognized for tax purposes over the next 49 months.

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                          NOTES TO FINANCIAL STATEMENT
            FOR THE PERIOD FROM INCEPTION TO ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

          Expiration                         Amount
          ----------                         ------
          2021                              $63,549
          Total                             $63,549

NOTE 6 - RELATED PARTY TRANSACTIONS

As part of the formation of the company, the major stockholder contributed furniture, property and related assets to the company in exchange for stock of the company. These assets were recorded at the net depreciated value of the assets held by the stockholders.

At September 30, 2000, the company has a receivable from an officer and director of the Company in the amount of $145,012.

NOTE 7 - LEASE COMMITMENTS

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

NOTE 8 - STOCKHOLDERS' EQUITY

The company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at September 30, 2000.

NOTE 9 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. There are no potential dilutive instruments at September 30, 2000.

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

REVENUES AND OPERATING MARGINS

     The company reported a net loss of $63,549 on revenues of $468,174 in the three months of operation from July 1, 2000 through September 30, 2000. Revenues for the period are less than anticipated due to a dramatic decline from one of the company's largest customer. An agreement to provide logistical services expired and the customer declined to renew the contract due to major marketing and operational difficulties within their company. It is unknown if this customer will require services at previous levels. The company continues to provide limited brokerage services to the customer but does not believe that the customer will return to its previous revenue levels unless they are able to solve their internal problems. The company's operating margin is less than originally anticipated due to overall negative marketing conditions within the trucking industry and the higher price of diesel fuel. During the third quarter of 2000 fewer owner-operators were willing to haul loads due to such higher fuel costs. Pricing to customers was not readily adjustable due to contractual restrictions and the competitive environment. Additionally, management was deeply involved in effectuating the reverse merger during the third quarter of 2000. At the end of the quarter management began an aggressive marketing strategy designed to add additional customers to the revenue base. During October and November (to date) multi-year contracts have been signed with two new logistics customers. It is anticipated that the addition of these two new customers will have an immediate positive impact on both the company's revenues and operating margins. Also, during October 2000 a new customer was added to the freight brokerage segment of the business. This customer has a nation-wide presence and management believes that it will increase both the revenue base and the operating margin. Hence, management expects improved operating results during the fourth quarter of 2000 and for the year 2001.

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

FINANCIAL CONDITION

     During the third quarter, 2000 the Company began the process of increasing equity capital to fund the growth of the Company. The Company's strategic plan requires additional capital to gain market advantage with both carriers and customers. Significant costs have been incurred in the development of the proprietary software and it is expected these costs to increase dramatically during the fourth quarter, 2000. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both rapid payment of carriers and growth of the company this segment of the plan cannot be implemented. Currently, trade accounts receivable are less than trade accounts payable due to the use of cash to fund the growth of the company. During the third quarter 2000 a net $69,882 was raised in the sale of stock. At September 30, 2000, the company has a receivable from an officer and director of the company in the amount of $145,012. It is believed that the loan to will be fully repaid during the fourth quarter, 2000. If additional capital is not provided to the company it is believed that full implementation of the strategic plan would be in jeopardy.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

               The company has filed one report on Form 8-K on October 17, 2000 announcing the Merger and Plan of Reorganization, name change of the company to OderPro Logistics, Inc. and the resignation of the former Director and appointment of a new Board of Directors. The Form 8-K had attached to it the Merger and Plan of Reorganization, resignation of the Director and unaudited pro forma financial statements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 3, 2001                    OrderPro Logistics, Inc


                                         By: /s/ Richard L. Windorski
                                             -----------------------------------
                                             Richard L. Windorski, President
                                             and Chief Executive Officer


                                         By: /s/ Alvan W. Lafrenz
                                             -----------------------------------
                                             Alvan W. Lafrenz, Chief Financial
                                             Officer and Treasurer