Form 10KSB40/A
period 2000-12-31
ORDERPRO LOGISTICS INC
filed 2001-08-03
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                               Amendment No. 1 to

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                            ORDERPRO LOGISTICS, INC.
                       (Name of Small Business Registrant)


        Nevada                          0-30857                  86-0982348
(State of Incorporation)        (Commission File Number)       (IRS Employer
                                                             Identification No.)


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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $809,872

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of July 20, 2001 is 4,900,000.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on June 21, 2000 (file No. 0 30857), 10QSB filed on June 21, 2000, an 8K filed on October 17, 2000, 10QSB filed on November 20, 2000 and an SB2 filed on January 16, 2001 are incorporated in Part III 13(a). (2).

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX

                                                                           PAGE
                                                                           ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                             1
ITEM 2.  DESCRIPTION OF PROPERTY                                             3
ITEM 3.  LEGAL PROCEEDINGS                                                   3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                             3
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       4
ITEM 7.  FINANCIAL STATEMENTS                                                5
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                               5

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   6
ITEM 10. EXECUTIVE COMPENSATION                                              7
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      7
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      7
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    8

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

     The registrant's securities meet the definition of "penny stock" as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Securities and Exchange Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities ("penny stock"). Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in penny stocks pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stocks are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks;
(c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stocks and the commissions payable to the broker- dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     It is the company's objective to become qualified for NASDAQ SmallCap however; there is no assurance it will reach or maintain that objective. The registrant may commence trading on the OTC BB or on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

     HOLDERS. There are thirty three (33) holders of the common equity of the company.

     DIVIDENDS. There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the company's revenues, earnings and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital of $97,430 at December 31, 2000. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the company's Common Stock as of the date of this prospectus by:
(i) each stockholder known by the company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the company and (iii) all directors and officers as a group. The percentages shown are based on the 4,900,000 shares of common stock outstanding as of the date of this report.

     All those named in the following table can be contacted through OrderPro Logistics, Inc 7400 N. Oracle Road Suite 372, Tucson, AZ 85704

                                            Number                Percentage
       Name                               of Shares (1)       Beneficially Owned
       ----                               -------------       ------------------
Richard L.Windorski (2)                    2,812,000                57.3%
Alvan W.Lafrenz                              200,000                 4.1%
RER Consulting, Inc. (3)                     245,000                 5.0%
Econometric Consultants, Inc. (3)            245,000                 .05%
All officers and directors as a group
 (2 persons)                               3,012,000                61.4%

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       3.1    Articles  of  Incorporation   with  Amendments.   Incorporated  by
              reference to the Company's Registration Statement on Form SB-2/A (File No. 333-53740) filed with the Commission on July 2, 2001.

       3.2 By Laws. Incorporated by reference to the Company's Registration Statement on Form SB-2/A (File No. 333-53740) filed with the Commission on July 2, 2001.

       10 Merger Agreement and Plan of Reorganization. Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on October 17, 2000.

       10.1   Form  of  Convertible  Debenture.  Incorporated  by  reference  to
              Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-53740) filed with the Commission on January 16, 2001.

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

                                     OrderPro Logistics, Inc


August 3, 2001                       /s/ Richard L.Windorski
                                     -------------------------------------------
                                     Richard L.Windorski, Director and President

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

                                    /s/ MARSHALL & WEBER, CPA's, P.L.C.

Scottsdale, Arizona
April 13, 2001

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                December 31, 2000


                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $   231,263
  Due from officer and employee                                           2,933
  Prepaid expenses                                                        2,374
                                                                    -----------
          Current Assets                                                236,570

Property and equipment, net of accumulated depreciation                  21,992
Purchased and internally developed software, net of amortization        191,248
Customer lists, net of amortization                                     483,196
Deposits                                                                150,000
                                                                    -----------

          Total Assets                                              $ 1,083,006
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                    $     6,285
  Accounts payable                                                      512,617
  Accrued liabilities                                                    49,030
  Notes payable                                                          97,740
  Convertible debentures                                                130,000
  Due to officer                                                        189,904
                                                                    -----------
          Current Liabilities                                           985,576

          Total Liabilities                                             985,576
                                                                    -----------
Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (301,619)

          Total Stockholders' Equity                                     97,430
                                                                    -----------

          Total Liabilities and Stockholders' Equity                $ 1,083,006
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Operations
               for the period from inception to December 31, 2000


Revenue                                                            $   809,872
Direct cost of revenue                                                 741,148
                                                                   -----------
Gross Profit                                                            68,724

Expenses
  Administrative costs                                                 152,832
  Amortization and depreciation                                         28,170
  Rent and occupancy costs                                              17,933
  Employee costs                                                       171,408
                                                                   -----------
Total Costs                                                            370,343
                                                                   -----------
Loss before income tax benefit                                        (301,619)

Benefit of income taxes                                                     --
                                                                   -----------

Net Loss                                                           $  (301,619)
                                                                   ===========

Loss per common share                                              $     (0.07)
                                                                   ===========

Weighted average shares outstanding                                  4,755,794
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
               for the period from inception to December 31, 2000

                                       Common Stock         Additional
                                    ------------------        Paid-In      Retained
                                    Shares      Amount        Capital      Earnings         Total
                                    ------      ------        -------      --------         -----
Balance at May 12,
(date of incorporation)             752,000    $ 399,049            --            --      $ 399,049
Reorganization                    3,908,000     (398,583      $398,583            --             --
Acquisition of FifthCAI, Inc.       240,000           24           (24)           --             --
Net Loss                                 --           --            --     $(301,619)      (301,619)
                                  ---------    ---------      --------     ---------      ---------

Balance at December 31, 2000      4,900,000    $     490      $398,759     $(301,619)     $  97,430
                                  =========    =========      ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
               for the period from inception to December 31, 2000


Loss from operations                                                  $(301,619)
Adjustments to reconcile net income from operations to
 net cash provided by (from) operating activities:
  Amortization and depreciation                                          28,170
  Changes in operating assets and liabilities
    (Increase) in accounts receivable                                  (231,263)
    (Increase) in due from officer and employee                          (2,933)
    (Increase) in prepaid expenses                                       (2,374)
    (Increase) in deposits                                             (150,000)
    Increase on bank overdraft                                            6,285
    Increase in accounts payable                                        512,617
    Increase in accrued liabilities                                      49,030
    Increase in notes payable                                            97,740
                                                                      ---------
          Net cash (used in) operating activities                       279,102

Cash Flows from Investing Activities
  Acquisition of property and equipment                                (642,932)
                                                                      ---------
          Net cash (used in) investing activities                      (642,932)

Cash Flows from Financing Activities
  Proceeds from convertible debentures                                  130,000
  Proceeds of loan from officer                                         189,904
  Proceeds from sale of common stock                                    317,375
                                                                      ---------
          Net cash provided by financing activities                     637,279
                                                                      ---------

Net increase in cash and cash equivalents                                     0
Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
                                                                      =========
Supplemental cash flow information:
  Noncash investing and financing activities:
    Property and equipment acquired for common stock                  $  81,674
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
               for the period from inception to December 31, 2000


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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
         for the period from inception to December 31, 2000 (continued)


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

PROPERTY AND EQUIPMENT - Property and equipment are carried at cost less accumulated depreciation. Cost was determined based on the depreciated carrying value of the stockholder at the time the assets were placed in the Company. Property and equipment is depreciated on a straight line basis over the estimated useful life of the asset, ranging from three to seven years,

PURCHASED AND INTERNALLY DEVELOPED SOFTWARE - The Company is committed to completion of an internet and software system for its internal use and potentially for sale or lease to third parties. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Company has capitalized certain costs incurred in the development of internal-use software. The remaining development costs related to completion of this asset is estimated to be $200,000. The amount capitalized as an asset of the Company is being depreciated over its estimated useful life.

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
               for the period from inception to December 31, 2000
                                   (continued)


NOTE 3. - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

     Computers                                        $13,772
     Furniture and equipment                           11,299
                                                      -------
                                                       25,071
     Less: accumulated depreciation                     3,079
                                                      -------

                                                      $21,992
                                                      =======

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
               for the period from inception to December 31, 2000
                                   (continued)


NOTE 5. - NOTES PAYABLE

The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

NOTE 6. - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the period ended December 31, 2000 was $625.

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

Income tax benefit for the period ended December 31, 2000 includes the following components:

                                    Federal         State          Total
                                   ---------      ---------      ---------
     Current credit                $ (94,350)     $ (24,130)     $(118,480)
     Deferred credit                    (160)           (40)          (200)
                                   ---------      ---------      ---------
                                     (94,510)       (24,170)      (118,680)
     Valuation reserve                94,510         24,170        118,680
                                   ---------      ---------      ---------

                                   $       0      $       0      $       0
                                   =========      =========      =========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
               for the period from inception to December 31, 2000
                                   (continued)


NOTE 7. - INCOME TAXES (CONTINUED)

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
                                     ========

NOTE 8 - RELATED PARTY TRANSACTIONS

As part of the formation of the Company, the major stockholder contributed furniture, property and related assets to the Company in exchange for stock of the Company. These assets were recorded at the net depreciated value of the assets held by the stockholders. The net asset value of these assets was $81,674 for which the major stockholder received 153,913 pre-reorganization shares (953,772 post reorganization shares) of common stock.

At December 31, 2000, the Company has a receivable from an officer and director of the Company in the amount of $2,933. The Company also has a loan payable to an officer of $189,904. Interest expense was $2,654 for the period ended December 31, 2000.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
               for the period from inception to December 31, 2000
                                   (continued)


NOTE 9 - LEASE COMMITMENTS

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

NOTE 11 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share have been adjusted to give effect to the stock split as a result of the reorganization as of May 12, 2000. The diluted share base for the period ended December 31, 2000 excludes the shares related to the exercise of the conversion right under the debentures of 433,333 shares due to the antidilutive effect as a result of the Company's loss for the period.