Form 10QSB
period 2001-06-30
ORDERPRO LOGISTICS INC
filed 2001-08-20
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                            ORDERPRO LOGISTICS, INC.
                         (Name of Small Business Issuer)


     June 30, 2001                                      0-30857
 For the Quarter Ended                           Commission File Number


        Nevada                                          86-0982348
(State of Incorporation)                (I.R.S. Employer Identification Number.)


                6700 N. Oracle Road, Suite 412, Tucson, AZ 85704
           (Address of Principal Executive Offices Including Zip Code)


                                 (520) 575-5745
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2000 4,900,000

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheet at June 30, 2001 ..................................   3

         Statement of Operations for the six months and three months
         ended June 30, 2001 .............................................   4

         Statement of Stockholders' Equity for the six months
         ended June 30, 2001 .............................................   5

         Statement of Cash Flows for the six months and three months
         ended June 30, 2001 .............................................   6

         Notes to Finanial Statements ....................................   7

     Item 2 - Management's Discussion and Analysis .......................  12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................  14

     Item 2. Changes in Securities and Use of Proceeds ...................  14

     Item 3. Default Upon Senior Securities ..............................  14

     Item 4. Submission of Matters to a Vote of Security Holders .........  14

     Item 5. Other Information ...........................................  14

     Item 6. Exhibits and Reports on Form 8-K ............................  14

Signatures ...............................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            OrderPro Logistics, Inc.

                                  Balance Sheet
                                  June 30, 2001
                                   (unaudited)


                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $   301,049

                                                                    -----------
      Current Assets                                                    301,049

Property and equipment, net of accumulated depreciation                  19,711

Purchased and internally developed software, net of amortization        257,179
Customer lists, net of amortization                                     466,667
Deposits                                                                150,000
                                                                    -----------
      Total Assets                                                  $ 1,194,606
                                                                    ===========

                   LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   537,884
  Accrued liabilities                                                   127,920
  Bank overdraft                                                         53,122
  Notes payable                                                          54,000
  Convertible debentures                                                336,000
  Due to officer                                                        167,541
                                                                    -----------
      Current Liabilities                                             1,276,467
                                                                    -----------
      Total Liabilities                                               1,276,467

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (480,910)
                                                                    -----------
       Total Stockholders' Equity (Deficit)                             (81,861)
                                                                    -----------
       Total Liabilities and Stockholders' Equity                   $ 1,194,606
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.

                             Statement of Operations
             for the six months and three months ended June 30, 2001
                                   (unaudited)


                                            Six months              Three months
                                              ended                    ended
                                          June 30, 2001            June 30, 2001
                                          -------------            -------------
Revenue                                    $   794,248              $   405,402

Direct cost of revenue                         858,637                  347,805
                                           -----------              -----------

Gross profit (loss)                            (64,389)                  57,597

Expenses
  Administrative costs                          41,691                    7,333
  Amortization and depreciation                 41,334                   20,780
  Interest expense                              31,877                   22,615
                                           -----------              -----------
Total Costs                                    114,902                   50,728
                                           -----------              -----------

Loss before income tax benefit                (179,291)                   6,869

Benefit of income taxes                             --                       --
                                           -----------              -----------

Net Income (Loss)                          $  (179,291)             $     6,869
                                           ===========              ===========

Loss per common share                      $     (0.04)             $        --
                                           ===========              ===========

Weighted average shares outstanding          4,900,000                4,900,000
                                           ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.

                        Statement of Stockholders' Equity
                     for the six months ended June 30, 2001
                                   (unaudited)


                                        Common Stock      Additional
                                    -------------------    Paid-In       Retained
                                      Shares     Amount    Capital       Earnings        Total
                                      ------     ------    -------       --------        -----
Balance at  December 31, 2000       4,900,000     $490     $398,559     $(301,619)     $  97,430

Net loss                                   --       --           --      (179,291)      (179,291)
                                    ---------     ----     --------     ---------      ---------
Balance at June 30, 2001            4,900,000     $490     $398,559     $(480,910)     $ (81,861)
                                    =========     ====     ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.

                             Statement of Cash Flows
          for the six months and three three months ended June 30, 2001
                                   (unaudited)

                                                                          Six months         Three months
                                                                             ended              ended
                                                                         June 30, 2001      June 30, 2001
                                                                         -------------      -------------
Net income (loss) from operations                                          $(179,291)             6,869

Adjustments to reconcile net income from operations
 to net cash provided by (from) operating activities:
  Amortization and depreciation                                               41,334             20,780
Changes in operating assets and liabilities
  (Increase) in accounts receivable                                          (69,786)           (16,940)
  Decrease in due from officer and employee                                    2,933              1,134
  Decrease in prepaid expenses                                                 2,374                 --
  Increase/(decrease) in bank overdraft                                       46,837             (8,003)
  Increase(decrease) in accounts payable                                      25,267           (125,276)
  Increase/(Decrease) in accrued liabilities                                  78,890             38,627
                                                                           ---------          ---------
        Net cash (used in) operating activities                              (51,442)           (82,809)

Cash Flows from Investing Activities
  Acquisition of property and equipment                                         (230)              (230)
  Acquisition of software                                                     (8,225)                --
                                                                           ---------          ---------
        Net cash (used in) investing activities                               (8,455)              (230)

Cash Flows from Financing Activities
  Proceeds from notes payable                                                     --              3,646
  Repayment of notes payable                                                 (43,740)                --
  Proceeds from convertible debentures                                       126,000             92,500
  Repayments of loan from officer                                            (22,363)           (13,107)
                                                                           ---------          ---------
        Net cash provided by financing activities                             59,897             83,039

Net increase in cash and cash equivalents                                         --                 --

Cash and cash equivalents at beginning of period                                  --                 --
                                                                           ---------          ---------

Cash and cash equivalents at end of period                                 $      --                 --
                                                                           =========          =========

Interest expense                                                           $  31,877          $  22,615

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of debentures for software development                          $  80,000          $      --

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                  (unaudited)


Note 1 -  The Company

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

Management plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $301,619 for the period from inception through December 31, 2000, a loss of $179,291 for the six months ended June 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at June 30, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)


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

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At June 30, 2001, all amounts are estimated to be collectible.

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

Note 3 - Property and Equipment

Property and equipment consist of the following:

         Computers                                     $14,687
         Furniture and equipment                        11,299
                                                       -------
                                                        25,986
         Less: accumulated depreciation                  6,275
                                                       -------
                                                       $19,711
                                                       =======

Depreciation and amortization expense for the six months and three months ended June 30, 2001 was $3,088 and $1,570, respectively.

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)


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

Amortization of software costs and customer lists for the six months and three months ending June 30, 2001 was $38,246 and $19,210, respectively.

Note 5. - Notes Payable

The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

Note 6. - Convertible Debentures

In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital. In the first quarter of 2001, the Company issued an additional $33,500 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the six months and three months ended June 30, 2001 was $10,083 and $6,727, respectively..

Note 7. - Income Taxes

At June 30, 2001, the Company has approximately $481,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $187,000, which was fully offset by an equal valuation allowance.

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)


Note 7. - Income Taxes

Income tax benefit for the six months ended June 30, 2001 includes the following components:

                                       Federal           State          Total
                                       --------        --------        --------
         Current credit                $(69,920)       $(14,350)       $(84,270)
         Deferred credit                    (80)            (20)           (100)
                                       --------        --------        --------
                                        (70,000)        (14,370)        (84,370)
         Valuation reserve               70,000          14,370          84,370
                                       --------        --------        --------
                                       $      0        $      0        $      0
                                       ========        ========        ========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

         Computed  "expected" tax expense                               $60,960
         Increase in income taxes resulting from:
           State income taxes, net of Federal income tax benefit         23,410
                                                                        -------
                                                                        $84,370
                                                                        =======

The tax effects of temporary differences that give rise to a deferred tax asset at June 30, 2001 is the excess of financial statement deduction over tax amortization of organizational expenses.

The deferred tax asset is $200 to be recognized for tax purposes over the next 46 months.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

       Expiration                       Amount
       ----------                       ------
         2021                          $302,000
         2022                           180,000
                                       --------
            Total                      $482,000
                                       ========

Note 8 - Related Party Transactions

As part of the formation of the Company, the major stockholder contributed furniture, property and related assets to the Company in exchange for stock of the Company. These assets were recorded at the net depreciated value of the assets held by the stockholders.

At June 30, 2001, the Company has a loan payable to an officer of $167,541. Interest expense for the six months ended June 30, 2001 was $8,691.

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)


Note 9. - Lease Commitments

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

         2001         $28,986
         2002         $45,652
         2003         $19,406

Note 10 - Stockholders' Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at June 30, 2001

Note 11 - Earnings (Loss) Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The diluted share base for the period ended June 30, 2001 excludes the shares related to the exercise of the conversion right under the debentures of 1,120,000 shares due to their antidilutive effect as a result of the Company's losses for the period.

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

     The Company continues to market its primary service, freight brokerage, and logistics services through Internet access. The Company achieved a small revenue growth in the second quarter 2001. The Company is vulnerable to volatility in its revenue because the nature of its operations is such that it generates its revenue from relatively few contracts. In any given year, revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

     The Company had net income of $6,869 for the three months ended June 30, 2001 and a loss of $179,291 for the six months ended June 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at June 30, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

     If the Company is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit of $975,418 at June 30, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

     The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. As of December 31, 2000, the Company raised approximately $130,000, for working capital through the issuance of convertible debentures to two stockholders of the company. In the first months of 2001, the Company issued an additional $206,000 of debentures. Of these issuances $80,000 was issued for services and software production for the Company. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the six months ended June 30, 2001 was $10,083. The Company is presently negotiating with sources for additional equity capital to allow it to expand the current level of operations. There can be no assurances that the Company will be successful in obtaining such capital.

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

                           PART II. OTHER INFORMATION

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

         None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OrderPro Logistics, Inc



August 20, 2001                /s/ Richard L. Windorski
                               -------------------------------------------
                               Richard L.Windorski, Director and President