Form 10QSB/A
period 2000-03-31
ORDERPRO LOGISTICS INC
filed 2001-09-17
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                            ORDERPRO LOGISTICS, INC.
                         (Name of Small Business Issuer)


      March 31, 2001                                      0-30857
 (For the Quarter Ended)                          (Commission File Number)


        Nevada                                           86-0982348
 (State of Incorporation)                (I.R.S. Employer Identification Number)


                6700 N. Oracle Road, Suite 412, Tucson, AZ 85704
           (Address of Principal Executive Offices Including Zip Code)

                                 (520) 575-5745
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2000: 4,900,000

Transitional Small Business Disclosure Format: YES  [  ]   NO  [X]

                                     INDEX

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at March 31, 2001                                    1

          Statement of Operations for the three months
          Ended March 31, 2001                                               2

          Statement of Cash Flows for the three months
          ended March 31, 2001                                               3

          Statement of Stockholders' Equity for the three
          months ended March 31, 2001                                        4

          Notes to Financial Statements                                      5

     Item 2 - Management's Discussion and Analysis                          11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              13

     Item 2. Changes in Securities and Use of Proceeds                      13

     Item 3. Default Upon Senior Securities                                 13

     Item 4. Submission of Matters to a Vote of Security Holders            13

     Item 5. Other Information                                              13

     Item 6. Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                  14

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                 March 31, 2001
                                   (unaudited)


                                     ASSETS

Current Assets
  Accounts receivable - trade                                         $ 284,109
  Due from officer and director, due within one year                     79,069
        Current Assets                                                  363,178
                                                                      ---------

Property and equipment, net of accumulated depreciation                  20,474

Purchased and internally developed software, net of
 amortization                                                           188,655
Deposits 150,000
Due from officer and director, due after one year                       158,138
                                                                      ---------
        Total Assets                                                  $ 880,445
                                                                      =========

                  LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                    $ 661,160
  Accrued liabilities                                                    89,293
  Bank overdraft                                                         61,125
  Notes payable                                                          50,353
  Convertible debentures                                                 83,500
                                                                      ---------
        Current Liabilities                                             945,431
                                                                      ---------
        Total Liabilities                                               945,431

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (464,035)
                                                                      ---------
        Total Stockholders' Equity (Deficit)                            (64,986)
                                                                      ---------
        Total Liabilities and Stockholders' Equity                    $ 880,445
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Operations
                    for the three months ended March 31, 2001
                                   (unaudited)


Revenue                                                             $   388,846

Cost of Revenue:
  Direct cost of revenue                                                332,432
  Employee costs                                                        107,634
  Rent and occupancy costs                                               11,607
  Amortization and depreciation                                          11,955
                                                                    -----------

        Cost of Revenue                                                 463,628
                                                                    -----------

Gross profit (loss)                                                     (74,782)

Expenses
   Administrative costs                                                  34,358
   Employment costs                                                      55,957
   Rent and occupancy costs                                               3,202
   Interest expense                                                       7,262
   Amortization and depreciation                                            380
                                                                    -----------
        Total Costs                                                     101,159
                                                                    -----------

Loss before income tax benefit                                         (175,941)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $  (175,941)
                                                                    ===========

Loss per common share                                               $     (0.04)
                                                                    ===========

Weighted average shares outstanding                                   4,900,000
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
                    for the three months ended March 31, 2001
                                   (unaudited)


                                     Common Stock       Additional
                                  -------------------    Paid-in     Accumulated
                                  Shares       Amount    Capital       Deficit        Total
                                  ------       ------    -------       -------        -----
Balance at December 31, 2000     4,900,000     $  490    $398,559     $(288,094)    $ 110,955

Net Loss                                                               (175,941)     (175,941)
                                ----------     ------    --------     ---------     ---------

Balance at March 31, 2001        4,900,000     $  490    $398,559     $(464,035)    $ (64,986)
                                ==========     ======    ========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
                    for the three months ended March 31, 2001
                                   (unaudited)



Loss from operations                                                  $(175,941)

Adjustments to reconcile net income from operations to net
 cash provided by (from) operating activities:
  Amortization and depreciation                                          12,335
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                   (52,846)
    (Increase) in due from officer and director                          (4,178)
    Decrease in prepaid expenses                                          2,375
    Increase on bank overdraft                                           54,840
    Increase in accounts payable                                        145,264
    Increase in accrued liabilities                                      40,263
                                                                      ---------
          Net cash (used in) operating activities                        22,112

Cash Flows from Investing Activities
  Acquisition of property and equipment                                  (8,225)
                                                                      ---------
          Net cash (used in) investing activities                        (8,225)

Cash Flows from Financing Activities
  Repayment of notes payable                                            (47,387)
  Proceeds from convertible debentures                                   33,500
                                                                      ---------
          Net cash provided by financing activities                     (13,887)
                                                                      ---------

Net increase in cash and cash equivalents                                     0

Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statements
                    for the three months ended March 31, 2001
                                   (unaudited)

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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $288,094 for the period from inception through December 31, 2000, a loss of $175,941 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statements
                    for the three months ended March 31, 2001
                                   (unaudited)


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

IMPAIRMENT OF LONG-LIVED ASSETS - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates on each balance sheet date whether events or circumstances have occurred that indicate a possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statements
                    for the three months ended March 31, 2001
                                   (unaudited)


USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annual for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, due to the Company's limited amortizing intangible (purchased and internally developed software) the impact is not expected to be material.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

     Computers                                                      $13,772
     Furniture and equipment                                         11,299
                                                                    -------
                                                                     25,071
     Less: accumulated depreciation                                   5,597
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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statements
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 4 - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE (continued)

In accordance with SFAS 121 the carrying value of software development costs is regularly reviewed, and a loss is recognized when: 1) the internal use software is not expected to provide substantial service potential, 2) a significant change occurs in the extent or manner in which the software is used, 3) a significant change is made to the software program or 4) the costs of developing or modifying internal use computer software significantly exceeds the amount originally expected to develop the software.

Purchased and internally developed software consist of the following:

                                                                For the Three
                                                                Months Ended
                                                               March 31, 2001
                                                               --------------

     Software                                                      $207,760
                                                                   --------
                                                                    207,760
     Less: accumulated depreciation                                  19,105
                                                                   --------
                                                                   $188,655
                                                                   ========

Amortization of software costs for the three months ending March 31 was $10,818.

NOTE 5 - NOTES PAYABLE

At December 31, 2000, the Company has a revolving loan agreement with a credit lender under which it can borrow up to 50% percentage of the accounts receivable outstanding. The agreement was in default at December 31, 2001 as a result of the slow payment by a major customer. This line has subsequently been paid off by a replacement note with a new lender. This new note is due and payable in October, 2001, and is secured by the pledge of the trade accounts receivable.

NOTE 6 - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $50,000 of convertible debentures to two stockholders of the Company in exchange for operating capital. In the first three months of 2001, the Company issued an additional $33,500 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the three months ended March 31, 2001 was $1,356.

NOTE 7 - INCOME TAXES

At March 31, 2001, the Company has approximately $464,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $182,000, which was fully offset by an equal valuation allowance.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)


NOTE 7 - INCOME TAXES (continued)

The income tax benefit for the three months ended March 31, 2001 includes the following components:
                                                                For the Three
                                                                Months Ended
                                                               March 31, 2001
                                                               --------------
     Current Income Taxes:
        Federal                                                   $(55,000)
        State                                                      (14,000)
                                                                  --------
                                                                   (69,000)
     Deferred Income Taxes:
        Federal                                                        (80)
        State                                                          (20)
                                                                  --------
                                                                      (100)
                                                                  --------
     Total Current and deferred income tax benefit                 (69,100)
     Increase in valuation allowance                                69,100
                                                                  --------
     Benefit (provision) for income taxes                         $      0
                                                                  ========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

                                                                 For the Three
                                                                 Months Ended
                                                                March 31, 2001
                                                                --------------

     Benefit (provision) at Federal statutory rate                $(59,800)
     State income taxes, net of federal income tax benefit          (9,300)
                                                                  --------
                                                                   (69,100)
     Increase in valuation allowance                                69,100
                                                                  --------
     Benefit (provision) for income taxes                         $      0
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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)


Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                                                  Expiration        Amount
                                                  ----------        ------

     From December 31, 2000                          2020          $288,000
     From March 31, 2001                             2021           176,000
                                                                   --------
       Total                                                       $464,000
                                                                   ========

NOTE 8 - RELATED PARTY TRANSACTIONS

At March 31, 2001, the Company has a receivable from an officer and director of the Company in the amount of $237,207. Substantially all of this amount was created by the Company's decision to dispose of certain intangible assets acquired from an officer and director of the Company and other third parties since the inception of the Company. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

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

NOTE 10 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at March 31, 2001

NOTE 11 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The diluted share base for the period ended March 31, 2001 excludes the shares related to the exercise of the conversion right under the debentures of 278,333 shares due to their antidilutive effect as a result of the Company's losses for the period.

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

RESULTS OF OPERATIONS

     The Company had a loss of $175,941 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit of $582,253 at March 31, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

     The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. As of December 31, 2000, the Company raised approximately $50,000, for working capital through the issuance of convertible debentures to two stockholders of the company. In the first quarter of 2001, the Company issued an additional $33,500 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the three months ended March 31, 2001 was $1,356.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       None

     (b) Reports on Form 8-K

          The company has filed one 8-K on October 17, 2000 announcing the Merger and Plan of Reorganization, name change of the company to OderPro Logistics, Inc. and the resignation of the former Director and appointment of a new Board of Directors. The 8-K had attached to it the Merger and Plan of Reorganization, resignation of the Director and pro forma financials.

                                 SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OrderPro Logistics, Inc


September 13, 2001                   /s/Richard L. Windorski
                                     -------------------------------------------
                                     Richard L.Windorski, Director and President