Form 10QSB/A
period 2000-06-30
ORDERPRO LOGISTICS INC
filed 2001-09-17
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB/A
                                 Amendment No. 1

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                            ORDERPRO LOGISTICS, INC.
                         (Name of Small Business Issuer)


      June 30, 2001                                       0-30857
 (For the Quarter Ended)                          (Commission File Number)


        Nevada                                           86-0982348
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

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

       Balance Sheet at June 30, 2001.......................................1

       Statement of Operations for the six months and three months ended June 30, 2001..................................................2

       Statement of Stockholders' Equity for the six months
       ended June 30, 2001..................................................3

       Statement of Cash Flows for the six months and three months ended June 30, 2001..................................................4

       Notes to Financial Statements........................................5

     Item 2 - Management's Discussion and Analysis.........................11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.............................................12

     Item 2. Changes in Securities and Use of Proceeds.....................12

     Item 3. Default Upon Senior Securities................................12

     Item 4. Submission of Matters to a Vote of Security Holders...........12

     Item 5. Other Information.............................................12

     Item 6. Exhibits and Reports on Form 8-K..............................12

SIGNATURES.................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                  June 30, 2001
                                   (unaudited)


                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $   301,049
  Due from officer and director, due within one year                     84,153
                                                                    -----------
        Current Assets                                                  385,202

Property and equipment, net of accumulated depreciation                  19,170
Purchased and internally developed software, net of amortization        257,720
Due from officer and director, due after one year                       168,306
Deposits                                                                150,000
                                                                    -----------
        Total Assets                                                $   980,398
                                                                    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   541,993
  Accrued liabilities                                                   123,091
  Bank overdraft                                                         53,122
  Notes payable                                                          54,000
  Convertible debentures                                                256,000
                                                                    -----------
        Current Liabilities                                           1,028,206
                                                                    -----------
        Total Liabilities                                             1,028,206

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (446,857)
                                                                    -----------
        Total Stockholders' Equity (Deficit)                            (47,808)
                                                                    -----------
        Total Liabilities and Stockholders' Equity                  $   980,398
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Operations
             for the six months and three months ended June 30, 2001
                                   (unaudited)

                                                       Six months           Three months
                                                          ended                 ended
                                                      June 30, 2001         June 30, 2001
                                                      -------------         -------------
Revenue                                                $   681,137           $   292,291
Freight commissions                                         43,586                43,586
                                                       -----------           -----------
                                                           724,723               335,877


Cost of Revenue:
  Direct cost of revenue                                   439,475               107,043
  Employee costs                                           181,588                73,954
  Rent and occupancy costs                                  20,012                 8,405
  Amortization and depreciation                             24,042                12,087
                                                       -----------           -----------

        Cost of Revenue                                    665,117               201,489
                                                       -----------           -----------

Gross profit (loss)                                         59,606               134,388

Expenses
  Administrative costs                                      85,279                50,921
  Employment costs                                          97,779                41,822
  Rent and occupancy costs                                   6,671                 3,469
  Interest expense                                          27,877                20,615
  Amortization and depreciation                                763                   383
                                                       -----------           -----------

        Total Costs                                        218,369               117,210
                                                       -----------           -----------

Income (Loss) before provision/income tax benefit         (158,763)               17,178

Provision/(benefit) of income taxes                             --                    --
                                                       -----------           -----------

Net Income (Loss)                                      $  (158,763)          $    17,178
                                                       ===========           ===========

Loss per common share                                  $     (0.04)          $        --
                                                       ===========           ===========

Weighted average shares outstanding                      4,900,000             4,900,000
                                                       ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                            Order Pro Logistics, Inc.
                        Statement of Stockholders' Equity
                     For the six months ended June 30, 2001
                                   (unaudited)


                                       Common Stock        Additional
                                   -------------------      Paid-in     Retained
                                   Shares       Amount      Capital     Earnings       Total

Balance at December 31, 2000      4,900,000    $     490    $398,559    $(288,094)   $ 110,955
Net loss                                                                 (158,763)    (158,763)
                                 ----------    ---------    --------    ---------    ---------

Balance at June 30, 2001          4,900,000    $     490    $398,559    $(446,857)   $ (47,808)
                                 ==========    =========    ========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
          for the six months and three three months ended June 30, 2001
                                   (unaudited)

                                                                         Six months          Three months
                                                                            ended               ended
                                                                        June 30, 2001       June 30, 2001
                                                                        -------------       -------------
Net income (loss) from operations                                         $(158,763)          $  17,178
Adjustments to reconcile net income from operations
 to net cash provided by (from) operating activities:
  Amortization and depreciation                                              24,805              12,470
  Changes in operating assets and liabilities
    (Increase) in accounts receivable                                       (69,786)            (16,940)
    (Increase) in due from officer and employee                             (19,430)            (15,253)
    Decrease in prepaid expenses                                              2,374
    Increase/(decrease) in bank overdraft                                    46,837              (8,003)
    Increase(decrease) in accounts payable                                   26,097            (119,167)
    Increase/(decrease) in accrued liabilities                               74,061              33,798
                                                                          ---------           ---------
          Net cash (used in) operating activities                           (73,805)            (95,917)

Cash Flows from Investing Activities
  Acquisition of property, equipment and
   Other operating assets                                                    (8,455)               (230)
                                                                          ---------           ---------
          Net cash (used in) investing activities                            (8,455)               (230)

Cash Flows from Financing Activities
  Proceeds from notes payable                                                 3,647
  Repayment of notes payable                                                (43,740)
  Proceeds from convertible debentures                                      126,000              92,500
                                                                          ---------           ---------
          Net cash provided by financing activities                          82,260              83,039

Net increase in cash and cash equivalents                                        --                  --
                                                                          ---------           ---------

Cash and cash equivalents at beginning of period                                 --                  --
                                                                          ---------           ---------

Cash and cash equivalents at end of period                                $      --           $      --
                                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Interest expense                                                          $  27,877           $  22,615
                                                                          =========           =========
Issuance of debentures for software development                           $  80,000           $  80,000
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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $288,094 for the period from inception through December 31, 2000, a loss of $158,763 for the six months ended June 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

     Computers                                                      $13,772
     Furniture and equipment                                         11,299
                                                                    -------
                                                                     25,071
     Less: accumulated depreciation                                   5,901
                                                                    -------
                                                                    $19,170
                                                                    =======

Depreciation and amortization expense for the six months and three months ended June 30, 2001 was $3,052 and $1,534, respectively.

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

Purchased and internally developed software consist of the following:

                                                                 For the Six
                                                                 Months Ended
                                                                June 30, 2001
                                                                -------------
     Software                                                      $287,760
                                                                   --------
                                                                    287,780
     Less: accumulated depreciation                                  30,040
                                                                   --------
                                                                   $257,720
                                                                   ========

Amortization of software costs for the six months and three months ending June 30, 2001 was $21,753 and $10,935, respectively.

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

NOTE 6 - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $50,000 of convertible debentures to two stockholders of the Company in exchange for operating capital. In the first six months of 2001, the Company issued an additional $206,000 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the six months and three months ended June 30, 2001 was $6,069 and $4,713, respectively..

NOTE 7 - INCOME TAXES

At June 30, 2001, the Company has approximately $451,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $187,000, which was fully offset by an equal valuation allowance.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)


NOTE 7 - INCOME TAXES (continued)

The income tax benefit for the six month period ended June 30, 2001 includes the following components:

                                                                  For the Six
                                                                 Months Ended
                                                                 June 30, 2001
                                                                 -------------
     Current Income Taxes:
       Federal                                                      $(51,000)
       State                                                         (13,000)
                                                                    --------
                                                                     (64,000)
     Deferred Income Taxes:
       Federal                                                           (80)
       State                                                             (20)
                                                                    --------
                                                                        (100)
     Total Current and deferred income tax benefit                   (64,100)
     Increase in valuation allowance                                  64,100
                                                                    --------
     Benefit (provision) for income taxes                           $      0
                                                                    ========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

                                                                   For the Six
                                                                  Months Ended
                                                                  June 30, 2001
                                                                  -------------

     Benefit (provision) at Federal statutory rate                  $(55,300)
     State income taxes, net of federal income tax benefit            (8,800)
                                                                    --------
                                                                     (64,100)
     Increase in valuation allowance                                  64,100
                                                                    --------
     Benefit (provision) for income taxes                           $      0
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


NOTE 7 - INCOME TAXES (continued)

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                                                   Expiration          Amount
                                                   ----------          ------

     From December 31, 2000                            2020           $288,000
     From June 30, 2001                                2021            163,000
                                                                      --------
          Total                                                       $451,000
                                                                      ========

NOTE 8 - RELATED PARTY TRANSACTIONS

At June 30, 2001, the Company has a receivable from an officer and director of the Company in the amount of $252,459. Substantially all of this amount was created by the Company's decision to dispose of certain intangible assets acquired from an officer and director of the Company and other third parties since the inception of the Company. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

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

NOTE 10 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at June 30, 2001

NOTE 11 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The diluted share base for the period ended June 30, 2001 excludes the shares related to the exercise of the conversion right under the debentures of 853,333 shares due to their antidilutive effect as a result of the Company's losses for the period.

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

     The Company continues to market its primary service, freight brokerage, and logistics services through Internet access. The Company achieved a small revenue growth in the second quarter 2001. The Company is vulnerable to volatility in its revenue because the nature of its operations is such that it generates its revenue from relatively few contracts. In any given year revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

     The Company had net income of $17,178 for the three months ended June 30, 2001 and a loss of $158,763 for the six months ended June 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit of $643,004 at June 30, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

     The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. During the period ended December 31, 2000, the Company raised approximately $50,000, for working capital through the issuance of convertible debentures to two stockholders of the company. In the first six months of 2001, the Company issued an additional $206,000 of debentures. Of these issuances $80,000 was issued for services and software production for the Company. These debentures bear interest at a rate of

10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. The Company is presently negotiating with sources for additional equity capital to allow it to expand the current level of operations. There can be no assurances that the Company will be successful in obtaining such capital.

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

                                     OrderPro Logistics, Inc


September 13, 2001                   /s/ Richard L. Windorski
                                     -------------------------------------------
                                     Richard L.Windorski, Director and President