Form 10QSB/A
period 2000-09-30
ORDERPRO LOGISTICS INC
filed 2001-09-17
CIK 1116884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to _________________

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

                         ORDERPRO LOGISTICS, INC.

                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements

       Balance Sheets - September 30, 2000.................................  1

       Statement of Operations - For the three months ended
       September 30, 2000..................................................  2

       Statement of Stockholders' Equity from Inception to
       September 30, 2000..................................................  3

       Statement of Cash Flows - For the three months ended
       September 30, 2000..................................................  4

       Notes to Financial Statements.......................................  5

   Item 2. Management's Discussion and Analysis of Financial Conditions
           and Results of Operations....................................... 10


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings............................................... 11
   Item 2. Changes in Securities........................................... 11
   Item 3. Defaults Upon Senior Securities................................. 11
   Item 4. Submission of Matters to a Vote of Security Holders............. 11
   Item 5. Other Information............................................... 11
   Item 6. Exhibits and Reports on Form 8-K................................ 11

SIGNATURES................................................................. 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ORDERPRO LOGISTICS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash and cash equivalents                                           $  42,929
  Accounts receivable - trade                                           214,647
  Due from officer and director, due within one year                     78,039
                                                                      ---------
        Current Assets                                                  335,615

Property and equipment, net of accumulated depreciation                  23,415
Purchased and internally developed software, net of
   amortization                                                          64,213
Deposits                                                                150,000
Due from officer and director, due after one year                       156,080
                                                                      ---------

        Total Assets                                                  $ 729,323
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Accounts payable                                                    $ 377,331
  Accrued liabilities                                                    16,492
                                                                      ---------
        Total Current Liabilities                                       393,823
                                                                      ---------
        Total Liabilities                                               393,823

Stockholders' Equity (Deficit)
  Common Stock - No par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000                                 490
  Additional paid in capital                                            398,559
  Retained Earnings                                                     (63,549)
                                                                      ---------
        Total Stockholders' Equity (Deficit)                            335,500
                                                                      ---------

        Total Liabilities and Stockholders' Equity                    $ 729,323
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                             ORDERPRO LOGISTICS, INC.
                             STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                                   (Unaudited)


Revenue                                                             $   468,174
                                                                    -----------
  Total Revenue                                                         468,174

Cost of Revenue:
  Direct cost of revenue                                                364,299
  Employee costs                                                         75,732
  Rent and occupancy costs                                                9,669
  Amortization and depreciation                                           5,064
                                                                    -----------
        Cost of Revenue                                                 454,764
                                                                    -----------

        Gross Profit                                                     13,410

Expenses:
  Administrative costs                                                   42,995
  Employee costs                                                         25,244
  Rent and occupancy costs                                                3,223
  Amortization and depreciation                                             414
  Interest expense                                                        5,083
                                                                    -----------
        Total Costs                                                      76,959
                                                                    -----------

Loss before income tax benefit                                          (63,549)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $   (63,549)
                                                                    ===========
Loss per common share
  Basic                                                             $     (0.01)
                                                                    ===========

  Diluted                                                           $     (0.01)
                                                                    ===========
Weighted average shares outstanding
  Basic                                                               4,661,702
                                                                    ===========
  Diluted                                                             4,661,702
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ORDERPRO LOGISTICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                                   (Unaudited)


                                       Common Stock      Additional
                                    ------------------     Paid In     Retained
                                    Shares      Amount     Capital     Earnings      Total
                                    ------      ------     -------     --------      -----
Balance at May 12, 2000,
 (date of incorporation)          5,040,000     $ 504      $398,545                 $399,049

Reorganization                     (140,000)      (14)           14

Net Loss                                                               $ (63,549)   $(63,549)
                                 ----------     -----      --------    ---------    --------

Balance at September 30, 2000     4,900,000     $ 490      $398,559    $ (63,549)   $335,500
                                 ==========     =====      ========    =========    ========

   The accompanying notes are an integral part of these financial statements.

                             ORDERPRO LOGISTICS, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                                   (Unaudited)



Loss from operations                                                  $ (63,549)
Adjustments to reconcile net income from operations
 to net cash provided by (from) operating activities:
  Amortization and depreciation                                           5,478
Changes in operating assets and liabilities
  (Increase) in accounts receivable                                    (214,647)
  (Increase) in due to officer and director                            (152,445)
  (Increase) in deposits                                               (150,000)
  Increase in accounts payable                                          377,331
  Increase in accrued liabilities                                        16,492
                                                                      ---------
        Net cash provided (used) by operating activities               (181,340)

Cash Flows from Investing Activities
  Acquisition of property and equipment                                 (93,106)
                                                                      ---------
        Net cash (used in) investing activities                         (93,106)

Cash flows from financing activities
  Proceeds from sale of common stock                                    317,375
                                                                      ---------
        Net cash provided by financing activities                       317,375

Net increase in cash and cash equivalents                                42,929

Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $  42,929
                                                                      =========
Supplemental cash flow information:
  Interest paid                                                       $   5,083
                                                                      =========
  Noncash investing and financing activities:
    Capitalized Software acquired for common stock
    Property and equipment acquired for common stock                  $  81,674
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                             ORDERPRO LOGISTICS, INC.
                          NOTES TO FINANCIAL STATEMENT
       FOR THE PERIOD FROM MAY 12, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Unaudited)

Note 1. The Company

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

Management plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had limited operations, had losses of $69,549 for the period from inception through September 30, 2000, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at September 30, 2000 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

                            ORDERPRO LOGISTICS, INC.
                            (FORMERLY FIFTHCAI, INC.)
                          NOTES TO FINANCIAL STATEMENT
       FOR THE PERIOD FROM MAY 12, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Unaudited)

Note 2. Significant Accounting Policies

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

                             ORDERPRO LOGISTICS, INC.
                          NOTES TO FINANCIAL STATEMENT
       FOR THE PERIOD FROM MAY 12, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Unaudited)

Note 2. Significant Accounting Policies (continued)

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

                             ORDERPRO LOGISTICS, INC.
                          NOTES TO FINANCIAL STATEMENT
       FOR THE PERIOD FROM MAY 12, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Unaudited)

Note 4. Purchased and Internally Developed Software (continued)

Purchased and internally developed software consist of the following:

                                                            For the Period
                                                       Ended September 30, 2000
                                                       ------------------------
         Software                                               $68,035
                                                                -------
                                                                 68,035
         Less: accumulated depreciation                           3,822
                                                                -------
                                                                $64,213
                                                                =======

Amortization of software costs for the period ending September 30, 2000 was $3,822.

Note 5. Income Taxes

At September 30, 2000, the Company has approximately $64,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $25,000, which was fully offset by an equal valuation allowance.

The income tax benefit for the period ended September 30, 2000 includes the following components:
                                                             For the Period
                                                        Ended September 30, 2000
                                                        ------------------------
         Current Income Taxes:
           Federal                                              $(20,000)
           State                                                  (5,000)
                                                                --------
                                                                 (25,000)
         Deferred Income Taxes:
           Federal                                                   (80)
           State                                                     (20)
                                                                --------
                                                                    (100)
                                                                --------
         Total Current and deferred income tax benefit           (25,100)
         Increase in valuation allowance                          25,100
                                                                --------
         Benefit (provision) for income taxes                   $      0
                                                                ========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

                                                            For the Period
                                                        Ended September 30, 2000
                                                        ------------------------
         Benefit (provision) at Federal statutory rate          $(21,600)
         State income taxes, net of federal income
           tax benefit                                            (4,000)
                                                                --------
                                                                 (25,100)
         Increase in valuation allowance                          25,100
                                                                --------
         Benefit (provision) for income taxes                   $      0
                                                                ========

                             ORDERPRO LOGISTICS, INC.
                          NOTES TO FINANCIAL STATEMENT
       FOR THE PERIOD FROM MAY 12, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Unaudited)

Note 5. Income Taxes (continued)

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

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                                               Expiration           Amount
                                               ----------           ------
        From September 30, 2000                   2020             $ 64,000
                                                                   --------
          Total                                                    $ 64,000
                                                                   ========

Note 6. Related Party Transactions

At September 30, 2000, the Company has a receivable from an officer and director of the Company in the amount of $234,119. Substantially all of this amount was created by the Company's decision to dispose of certain intangible assets acquired from an officer and director of the Company and other third parties since the inception of the Company. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

Note 7. Lease Commitments

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

                         2000           $10,870
                         2001           $43,478
                         2002           $45,652
                         2003           $19,406

Note 8. Stockholders' Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at March 31, 2001

Note 9. Earnings (Loss) Per Share

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

RESULTS OF OPERATIONS

     The Company had a loss of $63,549 for the period ended September 30, 2000 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at September 30, 2000 were essentially depleted or committed. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

     If the Company is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit of $58,208 at September 30, 2000. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. Subsequent to September 20, 2000, the agreement became in default as a result of the slow payment by a major customer. This loan has subsequently been replaced.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         8-K filed October 2, 2000 regarding Items 1, 2, 5, 6, and 7 regarding change in the registrant with related exhibits.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                         ORDERPRO LOGISTICS, INC,


DATED: September 13, 2001                By: \s\ Richard L. Windorski
                                             -----------------------------------
                                             Richard L. Windorski, President
                                             and Chief Executive Officer



                                         By: \s\ Alvan W. Lafrenz
                                             -----------------------------------
                                             Alvan W. Lafrenz, Chief Financial
                                             Officer and Treasurer