Form 10KSB40/A
period 2000-12-31
ORDERPRO LOGISTICS INC
filed 2001-09-17
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2


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


                7400 N. Oracle Road, Suite 372, Tucson, AZ 85704
                (Address of Company's Principal Executive Office
                        and Principal Place of Business)


                  (Registrants Telephone Number) (520) 575-5745


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. OrderPro Logistics, Inc. had no operations until July 2000. On September 29, 2000 OrderPro Logistics, Inc. completed a reverse merger with FifthCAI, Inc., a Nevada corporation. FifthCAI changed its name to OrderPro Logistics, Inc (see "Management's Discussion and Analysis of Financial Condition and Results of Operations". Throughout this filing, we refer to OrderPro Logistics, Inc. as "OrderPro", "our company", "we", "us" or "OPLI".

Our primary objective is to utilize OPLI's proprietary software to combine the functional elements of third-party logistic services with Internet based communication and carrier/shipper load matching. Part of our objective is to establish a presence on the Internet with a database of information relevant to the shipment, costing, and control of freight. Our services will actually create a new niche in the transportation industry. This niche will provide small to medium sized manufacturers an opportunity to become more competitive with larger manufacturers by not just reducing freight cost but by turning freight activity into a profit center. The mid and long term objective is to expand the existing largely regional customer base nationally and internationally to Mexico and Canada.

There has been no bankruptcy, receivership or similar proceeding in OPLI's history.

There has been no material reclassification or merger in our short history other than the above mentioned merger.

BUSINESS

Our primary objective is to utilize OPLI's proprietary software to combine the functional elements of third-party logistic services with Internet based communication and carrier/shipper load matching. Part of our objective is to establish a presence on the Internet with a database of information relevant to the shipment, costing, and control of freight. Our services will actually create a new niche in the transportation industry. This niche will provide small to medium sized manufacturers an opportunity to become more competitive with larger manufacturers by not just reducing freight cost but by turning freight activity into a profit center. The mid and long term objective is to expand the existing largely regional customer base nationally and internationally to Mexico and Canada.

COMPETITION

The freight brokerage business is characterized as highly competitive. Primary competition for freight brokerage comes from numerous existing and new freight brokers. All of the companies that provide freight transportation services are potentially competitors.

Most of the existing logistics companies in this industry are large organizations seeking the business of major manufacturers. Although our company will initially target small to medium size companies, it could face intense competition from those large organizations when we demonstrate the viability of these customers.

OrderPro Logistics, Inc. provides all levels of service necessary to meet client needs. These services range from online freight booking/order retrieval to full time on-site logistics management.

We are establishing a presence on the Internet with a database of information relevant to the shipment, costing, and control of freight. The value of this database and the service provided by us gives both OrderPro Logistics, Inc. and its customers a competitive edge in the market place. OPLI's services will actually create a new niche in the transportation industry. This niche will provide small to medium sized manufacturers an opportunity to become more competitive with larger manufacturers by not just reducing freight cost but by turning freight activity into a profit center. Our ability to partner with our customers is entirely unique within the transportation industry. This unique arrangement with our customers will allow us to expand market share at a rate in excess of that which would normally be expected under more conventional supplier/vendor circumstances.

The current market in transportation is comprised primarily of traditional LTL (Less than Truckload) and Truckload carriers. According to an article in TRANSPORT TOPICS (6/19/00 edition) "Trucking Companies Fertile Ground For Internet Boom"; "72% of all trucking companies operated six or fewer trucks and even a company as large as Schneider National with annual revenue close to $3 billion-garnered a relatively insignificant share of an estimated $450 billion spent each year on transportation." By creating a new niche in the market, our company will take advantage of the prospect base for both its services and products. There are thousands of manufacturers and distribution companies comprising this prospect base. We will offer much of our freight shipment business to the trucking "have-nots", those without Internet capability. Our company will provide these carriers with a competitive level playing field when they work within its system. We will demonstrate to our customers how hidden profits exist for their enterprise when its expertise and proprietary software is brought into play. Our company has concentrated on small to medium sized manufacturers in the mid-western United States and will be expanding throughout the southeastern and western United States during 2001. The current market potential for the our services is believed to be about $450,000,000 by virtue of offering third party logistics in combination with leading edge technology via the Internet.

Revenue growth is dependent upon both adding new logistics and freight brokerage customers in addition to growth of existing customer sales. During the first half year, ending December 2000, we have added two new manufacturing businesses as logistics clients. These new customers will provide the initial volume of business to achieve the growth plan for 2001.

The freight brokerage business includes call-in and Internet servicing of customers by personnel at corporate headquarters. On-site logistics managers with support personnel at corporate headquarters fill our company's contracted logistics customers needs. The use of the Internet and other electronic data exchange mediums enables smooth integration of both functional areas.

Small to medium sized manufacturers constitute the backbone of the US economy and we have identified several segments within this group to focus our marketing efforts. In general, these firms do not belong to the Fortune 1000; many have sales in the $5M to $50M range and are among the 69% of shippers who use brokers or other third parties to manage their freight.

OPLI will utilize its in-house sales and marketing group as well as key national distributors to sell its services.

Richard L. Windorski, OrderPro Logistics, Inc. President and CEO, has over 30 years experience in the transportation industry. He leads a team capable of working across functional lines to maximize efficiency and customer service.

Our company will send an annual report to its security holders, which shall contain audited financial statements. The registrant is electronically filing this Form 10-KSB with the Securities Exchange Commission, to comply with the reporting requirements as promulgated by the commission. As such, OPLI will advise the shareholders that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

PATENTS

We have applied for trademark protection on the name "OrderPro Logistics. OPLI does not own, nor has it applied for any Patents.

ITEM 2. DESCRIPTION OF PROPERTY

Our current facilities, located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona are expected to be adequate through 2001. Provisions have been made and we have a commitment for additional space in the building for expansion purposes if needed. Corporate headquarters expansion and related overhead is minimal and disproportionate as we grow.

The monthly lease payment is $3,521 with annual escalations through May 31, 2003.

At this time, we have no policy in terms of investment in real estate nor does it have any investment in real estate. The registrant has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

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

It is our objective to become qualified for NASDAQ SmallCap however; there is no assurance it will reach or maintain that objective. The registrant may commence trading on the OTC BB or on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

HOLDERS.

There are thirty three (33) holders of our common equity.

DIVIDENDS

There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on OPLI's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-KSB contains certain statements that are not related to historical results, including, without limitations, statements regarding OPLI's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although we believe that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

OVERVIEW

OrderPro was incorporated in the state of Arizona on May 12, 2000. OPLI had no operations until July, 2000. We provide freight brokerage, and logistics services through internet access, on-sight presence and custom designed software.

On September 29, 2000, we acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. FifthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics on September 29, 2000. In conjunction with the acquisition, OPLI issued 240,000 shares of its common stock to the former stockholders for FifthCAI, Inc. On a pro forma basis, had the merger occurred on May 12, 2000, the combined loss would have been $1,300 greater. In conjunction with the acquisition, we had a reorganization of our equity to establish a par value of $0.0001 per share and accomplish a 6.20 shares for one split.

OPLI continues to market its primary service, freight brokerage, and logistics services through Internet access. We are vulnerable to volatility in our revenue because the nature of our operations is such that it generates our revenue from relatively few contracts. In any given year, revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

We have had limited operations in 2000, had losses of $288,872 on revenues of $809,872 for the period from inception through December 31, 2000, and has limited working capital reserves. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at December 31, 2000 were essentially depleted. We plan to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

If OPLI is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

We had a net working capital deficit of $407,638 at December 31, 2000. Our company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement was in default at year end as a result of the slow payment by a major customer. This line was subsequently paid off by a replacement note with a new lender. This new note is due and payable in October, 2001 and is secured by the pledge of trade accounts receivable.

Our company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. We raised approximately $50,000, for working capital through the issuance of convertible debentures to two stockholders. We are presently negotiating with sources for additional equity capital to allow it to expand the current level of operations.

There can be no assurances that OPLI will be successful in obtaining such capital.

SEASONALITY

OPLI's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ADDITIONAL FINANCING. OPLI will require additional financing to achieve growth in operations and to support its working capital requirements. We may seek additional financing through private placements of debt or equity financing.

TECHNOLOGICAL CHANGE. We have been able to keep pace with software changes through an on going agreement with its software company contracted to write and amend the software changes required to meet its customer demands.

COMPETITION. Our company faces competition from many sources, most of which are larger and have significantly more resources than we do.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statement of OPLI are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of our company and the principal offices and positions with our company held by each person. The executive officers of OPLI are elected annually by the Board of Directors. Each year, the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

      Name           Age                   Position
      ----           ---                   --------
Richard L. Windorski  61  President, Chief Executive Officer and Director
Alvan W Lafrenz *     51  Secretary/Treasurer, Chief Financial Officer, Director
Robert Kuchowicz      59  Logistics Operations Manager

----------
* Subsequent to year end Mr. Lafrenz resigned.

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

Mr. Robert Kuchowicz is Logistics Operations Manager and has over 35 years experience in the engineering, manufacturing and material management industries. He has held senior management positions for the last 20 years and brings significant knowledge and background in manufacturing management to our company.

There are currently no committees on the Board of Directors.

There are no agreements that a Director will resign at the request of another person and the above named Director is not acting on behalf of nor will act on behalf of another person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Officers, Directors and those beneficially owning more than 10% of small business company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with our company.

ITEM 10. EXECUTIVE COMPENSATION

The President of our company received $48,000 in compensation during fiscal year 2000. No other employee received more than $100,000. The Board of Directors will grant, from time to time, options to key employees.

The President will not participate in any finders' fees however; he will receive some benefits as a beneficial owner of the registrant upon a merger or acquisition taking place. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our company's Common Stock as of the date of this prospectus by:
(i) each stockholder known by OPLI to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of OPLI and (iii) all directors and officers as a group. The percentages shown are based on the 4,900,000 shares of common stock outstanding as of the date of this prospectus.

All those named in the following table can be contacted through OrderPro Logistics, Inc 7400 N. Oracle Road Suite 372, Tucson, AZ 85704

                                           Number of Shares
       Name                             Beneficially Owned (1)       Percentage
       ----                             ----------------------       ----------
Richard L.Windorski (2)                        2,812,000                 57.3%
Alvan W.Lafrenz                                  200,000                  4.1%
RER Consulting, Inc. (3)                         245,000                    5%
Econometric Consultants, Inc. (3)                245,000                    5%
All officers and directors as a
 group (2 persons)                             3,012,000                 61.4%

----------

(1) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, conversion privileges or other rights currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2) Mr. Windorski is the beneficial owner of a company known as OP Logistics, L.P. that is the registered owner of the common shares.
(3) RER Consulting, Inc. and Econometric Consultants, Inc. are consultants to our company and have acted in that capacity since our company's inception. The following table sets forth each person known by our company to be the beneficial owner of more than 5% of the Common Shares (the only class of voting securities) of our company all directors individually and all directors and officers of our company as a group. Each person has sole voting and investment power with respect to the shares as indicated.

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

As part of the formation of OPLI, Mr. Richard L. Windorski, the major beneficial shareholder President and CEO contributed furniture, property and other assets to our company in exchange for common stock of OPLI.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Articles of Incorporation with Amendments filed with the Form 10SB on June 21, 2000 and incorporated by reference

         3.2   By-Laws   filed  with  the  Form  10SB  on  June  21,   2000  and
               incorporated by reference

         3.3 Computation per share earnings filed with Form 10SB on June 21, 2000 and incorporated by reference and in current financial statements.

         10 Merger and Plan of Reorganization filed in an 8-k on October 17, 2000 and incorporated by reference.

         10.1  Convertible Debenture filed with the SB-2 on January 16, 2001

     (b) Reports on Form 8-K

               OPLI has filed one 8-K on October 17, 2000 announcing the Merger and Plan of Reorganization, name change of the registrant to OderPro Logistics, Inc. and the resignation of the former Director and appointment of a new Board of Directors. The 8-K had attached to it the Merger and Plan of Reorganization, resignation of the Director and pro forma financials.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OrderPro Logistics, Inc



September 11, 2001                   /s/ Richard L. Windorski
                                     -------------------------------------------
                                     Richard L.Windorski, Director and President

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of OrderPro Logistics, Inc.

We have audited the accompanying balance sheet of OrderPro Logistics, Inc. (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from May 12, 2000
("Inception") to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrderPro Logistics, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from May 12, 2000 to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company commenced operations in 2000, had losses of $288,094 for the period from May 12, 2000 to December 31, 2000, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                              /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 6, 2001

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                December 31, 2000


                                     ASSETS

Current Assets
  Accounts receivable - trade                                         $ 231,263
  Due from officer and director, due within one year                     77,676
  Prepaid expenses                                                        2,374
                                                                      ---------
        Current Assets                                                  311,313

Property and equipment, net of accumulated depreciation 21,992

Purchased and internally developed software, net of amortization        191,248
Deposits                                                                150,000
Due from officer and director, due after one year                       155,353
                                                                      ---------
        Total Assets                                                  $ 829,906
                                                                      =========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                      $   6,285
  Accounts payable                                                      515,896
  Accrued liabilities                                                    49,030
  Notes payable                                                          97,740
  Convertible debentures                                                 50,000
                                                                      ---------
  Current Liabilities                                                   718,951
                                                                      ---------
        Total Liabilities                                               718,951

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding 4,900,000 shares                                  490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (288,094)
                                                                      ---------
        Total Stockholders' Equity                                      110,955
                                                                      ---------

        Total Liabilities and Stockholders' Equity                    $ 829,906
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Operations
        for the period from May 12, 2000 (Inception) to December 31, 2000


Revenue                                                             $   809,872

Direct cost of revenue                                                  741,148
                                                                    -----------
Cost of Sales:
  Direct cost of revenue                                                650,414
  Employee costs                                                         90,734
  Rent and occupancy costs                                               13,450
  Amortization and depreciation                                          10,596
                                                                    -----------
Cost of Goods Sold                                                      765,194
                                                                    -----------
Gross Profit                                                             44,678

Expenses
  Administrative costs                                                  140,171
  Employee costs                                                        171,408
  Rent and occupancy costs                                                4,483
  Interest expense                                                       15,940
  Amortization and depreciation                                             770
                                                                    -----------
        Total Costs                                                     332,772
                                                                    -----------

Loss before income tax benefit                                         (288,094)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $  (288,094)
                                                                    ===========

Loss per common share                                               $     (0.06)
                                                                    ===========

Weighted average shares outstanding                                   4,755,794
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
        for the period from May 12, 2000 (Inception) to December 31, 2000


                                        Common Stock       Additional
                                   --------------------     Paid In    Accumulated
                                   Shares        Amount     Capital      Deficit      Total
                                   ------        ------     -------      -------      -----
Balance at May 12, 2000
(date of incorporation)           5,040,000    $     504    $398,545                $ 399,049

Recapitalization                   (140,000)         (14)         14

Net Loss                                                               $ (288,094)   (288,094)
                                 ----------    ---------    --------    ---------   ---------

Balance at December 31, 2000      4,900,000    $     490    $398,759    $(288,094)  $ 110,955
                                 ==========    =========    ========    =========   =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
        for the period from May 12, 2000 (Inception) to December 31, 2000


Loss from operations                                                  $(288,094)

Adjustments to reconcile net income from operations to net
 cash provided by (from) operating activities:
  Amortization and depreciation                                          11,366
  Changes in operating assets and liabilities
   (Increase) in accounts receivable                                   (231,263)
   (Increase) in due from officer and employee                         (233,029)
   (Increase) in prepaid expenses                                        (2,374)
   (Increase) in deposits                                              (150,000)
   Increase on bank overdraft                                             6,285
   Increase in accounts payable                                         515,896
   Increase in accrued liabilities                                       49,030
                                                                      ---------
         Net cash (used in) operating activities                       (322,183)

Cash Flows from Investing Activities
  Acquisition of property and equipment                                (142,932)
                                                                      ---------
         Net cash (used in) investing activities                       (142,932)

Cash Flows from Financing Activities
  Proceeds from notes payable                                            97,740
  Proceeds from convertible debentures                                   50,000
  Proceeds from sale of common stock                                    317,375
                                                                      ---------
         Net cash provided by financing activities                      465,115
                                                                      ---------

Net increase in cash and cash equivalents                                     0
Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
                                                                      =========
Supplemental cash flow information:
  Noncash investing and financing activities:
   Property and equipment acquired for common stock                   $  81,674
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        for the period from May 12, 2000 (Inception) to December 31, 2000


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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $288,094 for the period from inception through December 31, 2000, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 4. PURCHASED AND INTERNALLY DEVELOPED SOFTWARE (CONTINUED)

Purchased and internally developed software consist of the following:


     Software                                               $199,535
                                                            --------
                                                             199,535
     Less: accumulated depreciation                            8,287
                                                            --------
                                                            $191,248
                                                            ========

Amortization expense for the period ended December 31, 2000 was $8,287.

NOTE 5. NOTES PAYABLE

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

NOTE 6. CONVERTIBLE DEBENTURES

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

NOTE 7. INCOME TAXES

At December 31, 2000, the Company has approximately $288,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $113,300, which was fully offset by an equal valuation allowance.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 7. INCOME TAXES (continued)

Income tax benefit for the period ended December 31, 2000 includes the following components:

      Current Income Taxes:
        Federal                                                       $ (90,100)
        State                                                           (23,000)
                                                                      ---------
                                                                       (113,100)
      Deferred Income Taxes:
        Federal                                                            (160)
        State                                                               (40)
                                                                      ---------
                                                                           (200)
     Total Current and deferred income tax benefit                     (113,300)
     Increase in valuation allowance                                    113,300
                                                                      ---------
     Benefit (provision) for income taxes                             $       0
                                                                      =========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

     Computed "expected" tax expense                                  $ (98,000)
     Increase in income taxes resulting from:
       State income taxes, net of Federal income tax benefit            (15,300)
                                                                      ---------
                                                                      $(113,300)
                                                                      =========

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

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                Expiration                Amount
                ----------                ------

                  2021                   $288,000
                                         --------
                  Total                  $288,000
                                         ========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


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

At December 31, 2000, the Company has a receivable from an officer and director of the Company in the amount of $233,029. Substantially all of this amount was created by the Company's decision to dispose of certain intangible assets acquired from an officer and director of the Company and other third parties since the inception of the Company. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

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

NOTE 11. EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share have been adjusted to give effect to the stock split as a result of the reorganization as of May 12, 2000. The diluted share base for the period ended December 31, 2000 excludes the shares related to the exercise of the conversion right under the debentures of 166,667 shares due to the antidilutive effect as a result of the Company's loss for the period.