Form 10QSB
period 2001-09-30
ORDERPRO LOGISTICS INC
filed 2001-11-20
CIK 1116884

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


For the Quarter Ended September 30, 2001          Commission File Number 0-30857


          Nevada                                        86-0982348
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                6700 N. Oracle Road, Suite 412, Tucson, AZ 85704
           (Address of Principal Executive Offices Including Zip Code)


                                 (520) 575-5745
                           (Issuers Telephone Number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2001: 4,900,000

     Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (Unaudited)

       Balance Sheet at September 30, 2001 ................................    1

       Statement of Operations for the nine months and three months
       ended September 30, 2001 ...........................................    2

       Statement of Stockholders' Equity for the nine months ended
       September 30, 2001 .................................................    3

       Statement of Cash Flows for the nine months and three months
       ended September 30, 2001 ...........................................    4

       Notes to Financial Statements ......................................    5

    Item 2 - Management's Discussion and Analysis .........................   11

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings .............................................   12
    Item 2. Changes in Securities and Use of Proceeds .....................   12
    Item 3. Default Upon Senior Securities ................................   12
    Item 4. Submission of Matters to a Vote of Security Holders ...........   12
    Item 5. Other Information .............................................   12
    Item 6. Exhibits and Reports on Form 8-K ..............................   12

SIGNATURES ................................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                               September 30, 2001
                                   (unaudited)


                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $   124,375
  Due from officer and director, due within one year                     77,676
                                                                    -----------
        Current Assets                                                  202,051

Property and equipment, net of accumulated depreciation                  17,913
Purchased and internally developed software, net of amortization        283,363
Due from officer and director, due after one year                       105,880
Deposits                                                                150,000
                                                                    -----------

        Total Assets                                                $   759,207
                                                                    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   545,132
  Accrued liabilities                                                   154,308
  Bank overdraft                                                          1,526
  Notes payable                                                          62,000
  Convertible debentures                                                256,000
                                                                    -----------
        Current Liabilities                                           1,018,966
                                                                    -----------
        Total Liabilities                                             1,018,966

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,659
  Accumulated deficit                                                  (658,908)
                                                                    -----------
        Total Stockholders' Equity (Deficit)                           (259,759)
                                                                    -----------
        Total Liabilities and Stockholders' Equity                  $   759,207
                                                                    ===========

The accompanying notes are an integral part of these financial state

                            OrderPro Logistics, Inc.

                            Statements of Operations
                   for the nine months and three months ended
                           September 30, 2001 and 2000
                                   (unaudited)

                                                Nine months ended                Three months ended
                                                  September 30,                     September 30,
                                           ---------------------------       ---------------------------
                                               2001            2000              2001            2000
                                           -----------     -----------       -----------     -----------
Revenue                                    $   684,426     $   468,174       $     3,289     $   468,174
Freight commissions                             50,999                             7,267
                                           -----------     -----------       -----------     -----------
                                               735,425         468,174            10,556         468,174
Cost of Revenue:
  Direct cost of revenue                       580,522         364,299           141,047         364,299
  Employee costs                               213,178          75,732            31,590          75,732
  Rent and occupancy costs                      21,451           9,669             1,772           9,669
  Amortization and depreciation                 36,063           5,064            12,021           5,064
                                           -----------     -----------       -----------     -----------
        Cost of Revenue                        851,214         454,764           186,430         454,764
                                           -----------     -----------       -----------     -----------
        Gross profit (loss)                   (115,789)         13,410          (175,874)         13,410

Expenses
  Administrative costs                          97,723          42,995            12,444          42,995
  Employment costs                             114,788          25,244            17,009          25,244
  Rent and occupancy costs                       7,150           3,223               479           3,223
  Interest expense                              34,219           5,083             5,863           5,083
  Amortization and depreciation                  1,145             414               382             414
                                           -----------     -----------       -----------     -----------
        Total Costs                            255,025          76,959            36,177          76,959
                                           -----------     -----------       -----------     -----------
Income (Loss) before provision/income
 tax benefit                                  (370,814)        (63,549)         (212,051)        (63,549)
Provision/(benefit) of income taxes                 --              --                --              --
                                           -----------     -----------       -----------     -----------
        Net Income (Loss)                  $  (370,814)    $   (63,549)      $  (212,051)    $   (63,549)
                                           ===========     ===========       ===========     ===========

Loss per common share                      $     (0.08)    $     (0.01)      $     (0.04)    $     (0.01)
                                           ===========     ===========       ===========     ===========
Weighted average shares outstanding          4,900,048       4,661,702         4,900,141       4,661,702
                                           ===========     ===========       ===========     ===========

The accompanying notes are an integral part of these financial statements.

                            Order Pro Logistics, Inc.

                       Statements of Stockholders' Equity
                  For the nine months ended September 30, 2001
                                   (unaudited)

                                        Common Stock           Additional
                                 -------------------------      Paid-in       Retained
                                   Shares         Amount        Capital       Earnings        Total
                                 ----------     ----------     ----------    ----------     ----------
Balance at May 12, 2000,
 (date of incorporation)          5,040,000     $      504     $  398,545                   $  399,049
Reorganization                     (140,000)           (14)            14
Net Loss                                                                     $  (63,549)       (63,549)
                                 ----------     ----------     ----------    ----------     ----------

Balance at September 30, 2000     4,900,000     $      490     $  398,559    $  (63,549)    $  335,500
                                 ==========     ==========     ==========    ==========     ==========

Balance at December 31, 2000      4,900,000     $      490     $  398,559    $ (288,094)    $  110,955
Sale of common stock                    500                           100                          100
Net loss                                                                       (370,814)      (370,814)
                                 ----------     ----------     ----------    ----------     ----------

Balance at September 30, 2001     4,900,500     $      490     $  398,659    $ (658,908)    $ (259,759)
                                 ==========     ==========     ==========    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.

                            Statements of Cash Flows
                   for the nine months and three months ended
                           September 30, 2001 and 2000
                                   (unaudited)

                                                             Nine months ended             Three months ended
                                                                September 30,                 September 30,
                                                          ------------------------      -----------------------
                                                             2001           2000           2001           2000
                                                          ---------      ---------      ---------      ---------
Net income (loss) from operations                         $(370,814)     $ (63,549)     $(212,051)     $ (63,549)
Adjustments to reconcile net income from Operations
 to net cash provided by (from) operating activities:
  Amortization and depreciation                              37,208          5,478         12,403          5,478
Changes in operating assets and liabilities
  Decrease/(Increase) in accounts receivable                106,888       (214,647)       176,674       (214,647)
  Decrease/(Increase) in due from officer and employee       49,473       (152,445)        68,903       (152,445)
  Decrease in prepaid expenses                                2,374             --             --             --
  (Increase in deposits                                          --       (150,000)            --       (150,000)
  Increase/(decrease) in bank overdraft                      (4,759)            --        (51,596)            --
  Increase(decrease) in accounts payable                     29,236        377,331          3,139        377,331
  Increase/(decrease) in accrued liabilities                105,278         16,492         31,217         16,492
                                                          ---------      ---------      ---------      ---------
        Net cash (used in) operating activities             (45,116)      (181,340)        28,689       (181,340)

Cash Flows from Investing Activities
  Acquisition of property, equipment and other
   operating assets                                         (45,244)       (93,106)       (36,789)       (93,106)
                                                          ---------      ---------      ---------      ---------
        Net cash (used in) investing activities             (45,244)       (93,106)       (36,789)       (93,106)

Cash Flows from Financing Activities
  Proceeds from notes payable                                62,000             --          8,000             --
  Repayment of notes payable                                (97,740)            --             --             --
  Proceeds from convertible debentures                      126,000             --             --             --
  Proceeds from sale of common stock                            100        317,375            100        317,375
                                                          ---------      ---------      ---------      ---------
        Net cash provided by financing activities            90,360        317,375          8,100        317,375
                                                          ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents                        --         42,929             --         42,929
                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents at beginning of period                 --             --             --             --
                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                $      --      $  42,929      $      --      $  42,929
                                                          =========      =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Interest expense                                        $  34,219      $   5,083      $   5,863      $   5,083
                                                          =========      =========      =========      =========
  Issuance of debentures for software                     $  80,000      $      --      $      --      $      --
                                                          =========      =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                   for the nine months and three months ended
                           September 30, 2001 and 2000
                                   (unaudited)


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

Capital reserves at September 30, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                   for the nine months and three months ended
                     September 30, 2001 and 2000 (Continued)
                                   (unaudited)


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

ACCOUNTS RECEIVABLE - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At September 30, 2001, all amounts are estimated to be collectible.

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

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                   for the nine months and three months ended
                     September 30, 2001 and 2000 (Continued)
                                   (unaudited)


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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2001 consist of the following:

     Computers                                                      $13,772
     Furniture and equipment                                         11,299
                                                                    -------
                                                                     25,071
     Less: accumulated depreciation                                   7,158
                                                                    -------
                                                                    $17,913
                                                                    =======

Depreciation and amortization expense for the nine months and three months ended September 30, 2001 was $4,079 and $1,257, respectively. The depreciation and amortization for the period ended September 30, 2000 was $1,656.

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

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                   for the nine months and three months ended
                     September 30, 2001 and 2000 (Continued)
                                   (unaudited)


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

Purchased and internally developed software at September 30, 2001 consist of the following:

     Software                                                      $324,278
                                                                   --------
                                                                    324,278
     Less: accumulated depreciation                                  40,915
                                                                   --------
                                                                   $283,363
                                                                   ========

Amortization of software costs for the nine months and three months ending September 30, 2001 was $33,129 and $10,935, respectively. The depreciation and amortization for the period ended September 30, 2000 was $3,822.

NOTE 5 - NOTES PAYABLE

At December 31, 2000, the Company has a revolving loan agreement with a credit lender under which it can borrow up to 50% percentage of the accounts receivable outstanding. The agreement was in default at December 31, 2000 as a result of the slow payment by a major customer. This line has subsequently been paid off by a replacement note with a new lender. This new note is due and payable in October, 2001, and is secured by the pledge of the trade accounts receivable.

NOTE 6 - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $50,000 of convertible debentures to two stockholders of the Company in exchange for operating capital. In the first nine months of 2001, the Company issued an additional $206,000 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the nine months and three months ended September 30, 2001 was $10,381 and $4,312, respectively.

NOTE 7 - INCOME TAXES

At September 30, 2001, the Company has approximately $656,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $187,000, which was fully offset by an equal valuation allowance.

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                   for the nine months and three months ended
                     September 30, 2001 and 2000 (Continued)
                                   (unaudited)


NOTE 7 - INCOME TAXES (continued)

The income tax benefit for the nine month period ended September 30, 2001 and 2000 includes the following components:

                                                       For the Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------
     Current Income Taxes:
       Federal                                          $(116,000)    $ (20,000)
       State                                              (30,000)       (5,000)
                                                        ---------     ---------
                                                         (146,000)      (25,000)

     Deferred Income Taxes:
       Federal                                                 --           (80)
       State                                                   --           (20)
                                                        ---------     ---------
                                                               --          (100)
                                                        ---------     ---------
     Total Current and deferred income tax benefit       (146,000)      (25,100)
     Increase in valuation allowance                      146,000        25,100
                                                        ---------     ---------
     Benefit (provision) for income taxes               $       0     $       0
                                                        =========     =========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          2001           2000
                                                       ---------      ---------

     Benefit (provision) at Federal statutory rate     $(126,000)     $ (21,600)
     State income taxes, net of federal income
       tax benefit                                       (20,000)        (4,000)
                                                       ---------      ---------
                                                        (146,000)       (25,100)
     Increase in valuation allowance                     146,000         25,100
                                                       ---------      ---------
     Benefit (provision) for income taxes              $       0      $       0
                                                       =========      =========

The tax effects of temporary differences that give rise to a deferred tax asset at December 31, 2000 is the excess of financial statement deduction over tax amortization of organizational expenses. The deferred tax asset is $200 to be recognized for tax purposes over the next 52 months.

                            OrderPro Logistics, Inc.

                          Notes to Financial Statement
                   for the nine months and three months ended
                     September 30, 2001 and 2000 (Continued)
                                   (unaudited)


NOTE 7 - INCOME TAXES (continued)

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The Federal realized net operating losses expire over the next 20 years, as follows:

                                          Expiration    Amount
                                          ----------   --------
     From December 31, 2000                  2020      $288,000
     From September 30, 2001                 2021       368,000
                                                       --------
         Total                                         $451,000
                                                       ========

The state realized et operating losses expire over the next five years with $288,000 expiring in 2005 and $368,000 expiring in 2006

NOTE 8 - RELATED PARTY TRANSACTIONS

At September 30, 2001, the Company has a receivable from an officer and director of the Company in the amount of $183,188. Substantially all of this amount was created by the Company's decision to dispose of certain intangible assets acquired from an officer and director of the Company and other third parties since the inception of the Company. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

NOTE 9 - LEASE COMMITMENTS

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

                    2001                   $10,563
                    2002                   $45,652
                    2003                   $19,406

NOTE 10 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,500 and 4,661,702 shares outstanding at September 30, 2001 and 2000, respectively.

NOTE 11 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The diluted share base for the period ended September 30, 2001 excludes the shares related to the exercise of the conversion right under the debentures of 853,333 shares due to their antidilutive effect as a result of the Company's losses for the period.

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

     The Company continues to market its primary service, freight brokerage, and logistics services through Internet access. The Company had a revenue decrease in the third quarter of 2001 due in part to the severe liquidity problems being experienced by the Company. The Company is vulnerable to volatility in its revenue because the nature of its operations is such that it generates its revenue from relatively few contracts. In any given year revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

     The Company had a net loss $212,051 or the three months ended September 30, 2001 and a loss of $370,814 for the nine months ended September 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital  reserves at  September  30, 2001 were  essentially  depleted.  The
Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

     If the Company is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit of $816,915 at September 30, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

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

                                     OrderPro Logistics, Inc


November 19, 2001                    /s/ Richard L. Windorski
                                     -------------------------------------------
                                     Richard L.Windorski, Director and President