Form 10KSB40/A
period 2000-12-31
ORDERPRO LOGISTICS INC
filed 2001-12-21
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The registrant's revenues for its most recent fiscal year were $809,872

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

     3.2 By Laws filed with the Form 10SB on June 21, 2000 and incorporated by reference

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

                                    OrderPro Logistics, Inc


December 20, 2001                   /s/ Richard L. Windorski
                                    --------------------------------------------
                                    Richard L. Windorski, Director and President

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

As discussed in Note 2 to the financial statements, the Company retroactively rescinded contracts with the significant stockholder of the Company and other third parties for the purchase of customer lists. For all payments made under these contracts, the stockholder has agreed to reimburse the Company for any expenditures, which has created a receivable from that stockholder.

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


                                    /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 6, 2001

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                December 31, 2000
                                   (Restated)


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

                            OrderPro Logistics, Inc.
                             Statement of Operations
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (Restated)


Revenue                                                             $   809,872

Cost of Sales:
  Direct cost of revenue                                                650,414
  Employee costs                                                         90,734
  Rent and occupancy costs                                               13,450
  Amortization and depreciation                                          10,596
                                                                    -----------
      Cost of Goods Sold                                                765,194
                                                                    -----------

Gross Profit                                                             44,678

Expenses
  Administrative costs                                                  140,171
  Employee costs                                                        171,408
  Rent and occupancy costs                                                4,483
  Interest expense                                                       15,940
  Amortization and depreciation                                             770
                                                                    -----------
      Total Costs                                                       332,772
                                                                    -----------

Loss before income tax benefit                                         (288,094)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $  (288,094)
                                                                    ===========

Loss per common share                                               $     (0.06)
                                                                    ===========

Weighted average shares outstanding                                   4,755,794
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
        for the period from May 12, 2000 (Inception) to December 31, 2000


                                     Common Stock         Additional
                                 --------------------      Paid In      Accumulated
                                 Shares        Amount      Capital        Deficit       Total
                                 ------        ------      -------        -------       -----
Balance at May 12, 2000
  (date of incorporation)       5,040,000    $   504      $  398,545                   $  399,049
Recapitalization                 (140,000)       (14)             14
Net Loss (Restated)                                                      $ (288,094)     (288,094)
                               ----------    -------      ----------     ----------    ----------

Balance at December 31, 2000    4,900,000    $   490      $  398,759     $ (288,094)   $  110,955
                               ==========    =======      ==========     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
        for the period from May 12, 2000 (Inception) to December 31, 2000
                                   (Restated)


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

On September 29, 2000, the Company acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. FifthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics on September 29, 2000. In conjunction with the acquisition, the Company has a reorganization of it equity to establish a par value of $0.0001 per share and accomplish a 6.20 shares for one split.

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

NOTE 2 - RESTATEMENT AND RECLASSIFICATION

The Company has restated and reclassified its financial statements for the period from May 12, 2000 (Inception) to December 31, 2000. The restatement is the result of the rescinding the purchase plan of acquiring the customer list database,

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

related documents and software processing technology from the major stockholder and other third parties. The rescission calls for the major stockholder to reimburse the Company for all monies expended for such assets and the return of all such assets to the stockholder. This included the adjustment of amortization for these assets during the period and the cancellation of $80,000 of debentures issued for these assets and the adjustment for an error in the calculation of the interest expense.

The reclassifications result from the Company analyzing the costs incurred to allocate expenses, including depreciation and amortization, between cost of goods sold and operating expenses.

Except as otherwise stated herein, all information presented in the financial statements and related notes include all such restatements and classifications.

The effect of such reclassifications, and restatements discussed above, on the income statement line items, reduced the net loss and loss per share as shown in the following table:

                                      As Previously    Reclassif-                          As
                                        Reported        ications      Restatements      Restated
                                       -----------     -----------    ------------     -----------
Revenue:
  Sales of freight services            $   809,872                                     $   809,872
  Freight commissions                           --                                              --
                                       -----------     -----------     -----------     -----------
        Total Revenue                      809,872                                         809,872

Cost of Revenue:                           741,148        (741,148)
  Direct cost of revenue                                   650,414                         650,414
  Employee costs                                            90,734                          90,734
  Rent and occupancy costs                                  13,450                          13,450
  Amortization and depreciation                             27,400         (16,804)         10,596
                                       -----------     -----------     -----------     -----------
        Cost of Revenue                    741,148          40,850         (16,804)        765,194
                                       -----------     -----------     -----------     -----------
Gross Profit (Loss)                         68,724         (40,850)         16,804          44,678

Expenses:
  Administrative costs                     152,832         (12,661)                        140,171
  Employee costs                           171,408                                         171,408
  Rent and occupancy costs                  17,933         (13,450)                          4,483
  Interest expense                          12,661                           3,279          15,940
  Amortization and depreciation             28,170         (27,400)                            770
                                       -----------     -----------     -----------     -----------
        Total Costs                        370,343         (40,850)          3,279         332,772
Loss before income tax benefit            (301,619)                         13,525        (288,094)
                                       -----------     -----------     -----------     -----------
Benefit of income taxes                         --              --              --              --
                                       -----------     -----------     -----------     -----------
Net Loss                               $  (301,619)                    $    13,525     $  (288,094)
                                       ===========     ===========     ===========     ===========
Loss per common share
  Basic                                $     (0.07)                    $      0.01     $     (0.06)
                                       ===========     ===========     ===========     ===========
  Diluted                              $     (0.07)                    $      0.01     $     (0.06)
                                       ===========     ===========     ===========     ===========
Weighted average shares outstanding
  Basic                                  4,755,794                       4,755,794       4,755,794
                                       ===========     ===========     ===========     ===========
  Diluted                                4,755,794                       4,755,794       4,755,794
                                       ===========     ===========     ===========     ===========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

The following reflects the changes in the balance sheet at December 31, 2000 as a result of the restatement:

                                                           As Previously                     As Restated
                                                             Reported      Restatements    December 31,2000
                                                             --------      ------------    ----------------
ASSETS

Current Assets
  Accounts receivable - trade                              $   231,263                       $   231,263
  Due from officer and director, due within one year             2,933      $    74,743           77,676
  Prepaid expenses                                               2,374                             2,374
                                                           -----------      -----------      -----------
        Total Current Assets                                   236,570           74,743          311,313

Property and equipment, net of accumulated depreciation         21,992                            21,992

Purchased and internally developed software, net of
 amortization                                                  191,248                           191,248
Customer Lists, net of amortization                            483,196         (483,196)
Deposits                                                       150,000                           150,000
Due from officer and director, due after one year                               155,353          155,353
                                                           -----------      -----------      -----------
        Total Assets                                       $ 1,083,006      $  (253,100)     $   829,906
                                                           ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                           $     6,285                       $     6,285
  Accounts payable                                             512,617      $     3,279          515,896
  Accrued liabilities                                           49,030                            49,030
  Notes payable                                                 97,740                            97,740
  Due to officer                                               189,904         (189,904)
  Convertible debentures                                       130,000          (80,000)          50,000
                                                           -----------      -----------      -----------
        Total Current Liabilities                              985,576         (266,625)         718,951
                                                           -----------      -----------      -----------
        Total Liabilities                                      985,576         (266,625)         718,951

Stockholders' Equity (Deficit)
  Common stock                                                     490                               490
  Additional paid in capital                                   398,559                           398,559
  Accumulated deficit                                         (301,619)          13,525         (288,094)
                                                           -----------      -----------      -----------
        Total Stockholders' Equity                              97,430           13,525          110,955
                                                           -----------      -----------      -----------
        Total Liabilities and Stockholders' Equity         $ 1,083,006      $  (253,100)     $   829,906
                                                           ===========      ===========      ===========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). SFAS 121 requires that long-lived assets be be continually reviewed for impairment whenever events or changes in

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

circumstances indicate that the remaining estimated useful life of the assets may warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. The Company would record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows on a per transaction basis using a discount rate commensurate with the risks involved. The estimated future cash flows associated with long-lived assets are greater than the carrying value of such assets and no impairment loss needs to be recognized.

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

Impact of Recently Issued Accounting Standards - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

NOTE 4 - PROPERTY AND EQUIPMENT

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

NOTE 5 - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE

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


NOTE 5 - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE (CONTINUED)

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

NOTE 6 - NOTES PAYABLE

At December 31, 2000, the Company has a revolving loan agreement with a credit lender under which it can borrow up to 50% percentage of the accounts receivable outstanding. The agreement was in default at December 31, 2000 as a result of the slow payment by a major customer. This line has subsequently been paid off by a replacement note with a new lender. This new note bears interest at a rate of 10% per annum, is due and payable in October, 2001, and is secured by the pledge of the trade accounts receivable.

NOTE 7 - CONVERTIBLE DEBENTURES

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 8 - INCOME TAXES

At December 31, 2000, the Company has approximately $288,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $0, after being fully offset by an equal valuation allowance.

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
                                                                 =========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

     Computed "expected" tax expense                             $ (98,000)
     Increase in income taxes resulting from:
      State income taxes, net of Federal income tax benefit        (15,300)
                                                                 ---------
     Total current and deferred income tax benefit               $(113,300)
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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)


NOTE 8 - INCOME TAXES (CONTINUED)

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

     Expiration                     Amount
     ----------                     ------
        2021                       $288,000
                                   --------
        Total                      $288,000
                                   ========

The state realized net operating losses expire over the next five years with $238,000 expiring on 2005.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

At December 31, 2000, the Company has a receivable from an officer and director of the Company in the amount of $233,029. Substantially all of this amount was created by the Company's decision to dispose of certain intangible assets acquired from an officer and director of the Company and other third parties since the inception of the Company, as described in Note 2. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

NOTE 10 - LEASE COMMITMENTS

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


NOTE 11 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at December 31, 2000 after giving effect to the acquisition of FifthCAI, Inc. and the reorganization of the Company.

NOTE 12 - EARNINGS (LOSS) PER SHARE

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