Form 10QSB/A
period 2001-03-31
ORDERPRO LOGISTICS INC
filed 2001-12-21
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 3

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                            ORDERPRO LOGISTICS, INC.
                         (Name of Small Business Issuer)


For the Quarter Ended March 31, 2001          Commission File Number 0-30857


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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements (Unaudited)

       Balance Sheet at March 31, 2001 ....................................    1

       Statement of Operations for the five months
       ended March 31, 2001 ...............................................    2

       Statement of Stockholders' Equity for the three months
       ended March 31, 2001 ...............................................    3

       Statement of Cash Flows for the three months
       ended March 31, 2001 ...............................................    4

       Notes to Financial Statements ......................................    5

   Item 2. - Management's Discussion and Analysis .........................   11

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings .............................................   13
    Item 2. Changes in Securities and Use of Proceeds .....................   13
    Item 3. Default Upon Senior Securities ................................   13
    Item 4. Submission of Matters to a Vote of Security Holders ...........   13
    Item 5. Other Information .............................................   13
    Item 6. Exhibits and Reports on Form 8-K ..............................   13

SIGNATURES ................................................................   14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                                  Balance Sheet
                                 March 31, 2001
                                   (unaudited)

                                     ASSETS

Current Assets
  Accounts receivable - trade                                         $ 284,109
  Due from officer and director, due within one year                     79,069
                                                                      ---------
     Current Assets                                                     363,178

Property and equipment, net of accumulated depreciation                  20,474

Purchased and internally developed software, net of amortization        188,655
Deposits                                                                150,000
Due from officer and director, due after one year                       158,138
                                                                      ---------
     Total Assets                                                     $ 880,445
                                                                      =========

                  LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                    $ 661,160
  Accrued liabilities                                                    89,293
  Bank overdraft                                                         61,125
  Notes payable                                                          50,353
  Convertible debentures                                                 83,500
                                                                      ---------
  Current Liabilities                                                   945,431
                                                                      ---------
     Total Liabilities                                                  945,431

Stockholders' Equity
  Common stock - $.0001 par value, authorized
  100,000,000 shares, issued and outstanding
  4,900,000 shares                                                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (464,035)
                                                                      ---------
     Total Stockholders' Equity (Deficit)                               (64,986)
                                                                      ---------
     Total Liabilities and Stockholders' Equity                       $ 880,445
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

                            ORDERPRO LOGISTICS, INC.
                        Statement of Stockholders' Equity
                    for the three months ended March 31, 2001
                                   (unaudited)


                                       Common Stock         Additional
                                  ----------------------     Paid In     Accumulated
                                    Shares       Amount      Capital       Deficit        Total
                                  ----------   ---------    ---------    ---------     ---------
Balance at December 31, 2000       4,900,000   $     490    $ 398,559    $(288,094)    $ 110,955

Net Loss                                  --          --           --     (175,941)     (175,941)
                                  ----------   ---------    ---------    ---------     ---------
Balance at March 31, 2001          4,900,000   $     490    $ 398,559    $(464,035)    $ (64,986)
                                  ==========   =========    =========    =========     =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Cash Flows
                    for the three months ended March 31, 2001
                                   (unaudited)



Loss from operations                                                  $(175,941)

Adjustments to  reconcile  net income from operations
  to net cash provided by (from) operating activities:
  Amortization and depreciation                                          12,335
Changes in operating assets and liabilities
  (Increase) in accounts receivable                                     (52,846)
  (Increase) in due from officer and director                            (4,178)
  Decrease in prepaid expenses                                            2,375
  Increase on bank overdraft                                             54,840
  Increase in accounts payable                                          145,264
  Increase in accrued liabilities                                        40,263
                                                                      ---------
     Net cash (used in) operating activities                             22,112

Cash Flows from Investing Activities
  Acquisition of property and equipment                                  (8,225)
                                                                      ---------
     Net cash (used in) investing activities                             (8,225)

Cash Flows from Financing Activities
  Repayment of notes payable                                            (47,387)
  Proceeds from convertible debentures                                   33,500
                                                                      ---------
     Net cash provided by financing activities                          (13,887)
                                                                      ---------

Net increase in cash and cash equivalents                                     0

Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 1. - THE COMPANY

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

Impairment of Long-lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). SFAS 121 requires that long-lived assets be continually reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of the assets may warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. The Company would record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows on a per transaction basis using a discount rate commensurate with the risks involved. The estimated future cash flows associated with long-lived assets are greater than the carrying value of such assets and no impairment loss needs to be recognized.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

     Computers                                   $ 13,772
     Furniture and equipment                       11,299
                                                 --------
                                                   25,071
     Less: accumulated depreciation                 5,597
                                                 --------
                                                 $ 20,474
                                                 ========

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

NOTE 4. - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE (CONTINUED)

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

NOTE 5. - NOTES PAYABLE

At December 31, 2000, the Company has a revolving loan agreement with a credit lender under which it can borrow up to 50% percentage of the accounts receivable outstanding. The agreement was in default at December 31, 2001 as a result of the slow payment by a major customer. This line has subsequently been paid off by a replacement note with a new lender. This new note bears interest at a rate of 10_% per annum, is due and payable in October, 2001, and is secured by the pledge of the trade accounts receivable.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 7. - INCOME TAXES

At March 31, 2001, the Company has approximately $464,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $0, after being offset by an equal valuation allowance of $69,100.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 7. - INCOME TAXES (CONTINUED)

                                        Expiration           Amount
                                        ----------         ---------
From December 31, 2000                     2020            $ 288,000
From March 31, 2001                        2021              176,000
                                                           ---------
     Total                                                 $ 464,000
                                                           =========

The state realized net operating losses expire over the next five years with $238,000 expiring on 2005 and $176,000 expiring in 2006.

NOTE 8. - RELATED PARTY TRANSACTIONS

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

NOTE 9. - LEASE COMMITMENTS

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

                        2001                 $ 43,478
                        2002                 $ 45,652
                        2003                 $ 19,406

NOTE 10. - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at March 31, 2001

NOTE 11. - EARNINGS (LOSS) PER SHARE

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

The audited financial statements, year ending December 31, 2000 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $228,094 for the period ended December 31, 2000, and has limited working capital reserves. For the first three months of 2001, OrderPro incurred an additional loss of $175,941. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern."

To date, OPLI has financed its operations principally through the sales its services and the placement of a convertible debenture. OrderPro believes that it has and will have sufficient cash flow to continue its operations through March 31, 2002. During the first three months of 2001 we issued $33,500 of convertible debentures. During this same period the company reduced its note payable from $97,740 to $50,353. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OPLI may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations from April 1, 2001 through March 31, 2002 is $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. If the debenture holders elect not to convert to common stock, OrderPro will need an additional $83,500 plus interest to meet its obligations.

Specific use of the $600,000 would be $375,000 to pay truckers for services provided and $225,000 would be used to pay all other current operating expenses of OrderPro.

OrderPro's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the company. Management believes that a key operational need is to pay the truckers for their services on a basis which is superior to payment terms truckers receive from other shippers and brokers. When payment to the truckers is made quickly OrderPro can effectively negotiate for lower costs. When payment to the truckers is made quickly we will have a greater number of truckers desiring to haul freight for OrderPro. The relationship between increased revenue, increased receivables and increased capital is direct as a result of delayed payment by our customers. As revenues increase the amount of capital needed to fund the rapid payment of truckers will increase. For each $100 increase in annual revenue an additional $18.75 in capital will be required. This additional capital will be used to fund the rapid payment of truckers. (The $18.75 is based on funding accounts receivable. $100 in annual revenue, requires $75 in accounts receivable funding. A/R turn of 90 days means 4 turns per year. 75/4 = $18.75).

We do not know if additional public or private financing, including debt or equity financing will be available as needed, or, if available, on terms acceptable to OrderPro. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. The failure of OrderPro to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

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

                           PART II - OTHER INFORMATION

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

                             ORDERPRO LOGISTICS, INC


December 19, 2001            /s/ Richard L. Windorski
                             ---------------------------------------------
                             Richard L.Windorski, Director and President