Form 10QSB/A
period 2001-06-30
ORDERPRO LOGISTICS INC
filed 2001-12-21
CIK 1116884

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


For the Quarter Ended June 30, 2001            Commission File Number 0-30857


         Nevada                                        86-0982348
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                6700 N. Oracle Road, Suite 412, Tucson, AZ 85704
           (Address of Principal Executive Offices Including Zip Code)


                                 (520) 575-5745
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2000: 4,900,000

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements

      Balance Sheet at June 30, 2001........................................   1

      Statement of Operations for the six months and three months
      ended June 30, 2001...................................................   2

      Statement of Stockholders' Equity for the six months
      ended June 30, 2001...................................................   3

      Statement of Cash Flows for the six months and three months ended
      June 30, 2001.........................................................   4

      Notes to Financial Statements.........................................   5

   Item 2. - Management's Discussion and Analysis...........................  12

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings................................................  13
   Item 2. Changes in Securities and Use of Proceeds........................  13
   Item 3. Default Upon Senior Securities...................................  13
   Item 4. Submission of Matters to a Vote of Security Holders..............  13
   Item 5. Other Information................................................  13
   Item 6. Exhibits and Reports on Form 8-K.................................  13

SIGNATURES..................................................................  14

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

                            ORDER PRO LOGISTICS, INC.
                        Statement of Stockholders' Equity
                     For the six months ended June 30, 2001
                                   (unaudited)

                                     Common Stock          Additional
                               ------------------------     Paid In      Retained
                                 Shares        Amount       Capital      Earnings       Total
                               ----------    ----------    ----------   ----------    ----------
Balance at December 31, 2000    4,900,000    $      490    $  398,559   $ (288,094)   $  110,955
Net loss                                                                  (158,763)     (158,763)
                               ----------    ----------    ----------   ----------    ----------
Balance at June 30, 2001        4,900,000    $      490    $  398,559   $ (446,857)   $  (47,808)
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

                            ORDERPRO LOGISTICS, INC.
                             Statement of Cash Flows
          for the six months and three three months ended June 30, 2001
                                   (unaudited)

                                                            Six months     Three months
                                                              ended            ended
                                                          June 30, 2001    June 30, 2001
                                                          -------------    -------------
Net income (loss) from operations                           $(158,763)       $  17,178
Adjustments to reconcile net income from operations
  to net cash provided by (from) operating activities:
  Amortization and depreciation                                24,805           12,470
Changes in operating assets and liabilities
  (Increase) in accounts receivable                           (69,786)         (16,940)
  (Increase) in due from officer and employee                 (19,430)         (15,253)
  Decrease in prepaid expenses                                  2,374
  Increase/(decrease) in bank overdraft                        46,837           (8,003)
  Increase(decrease) in accounts payable                       26,097         (119,167)
  Increase/(decrease) in accrued liabilities                   74,061           33,798
                                                            ---------        ---------
        Net cash (used in) operating activities               (73,805)         (95,917)

Cash Flows from Investing Activities
  Acquisition of property, equipment and
       Other operating assets                                  (8,455)            (230)
                                                            ---------        ---------
        Net cash (used in) investing activities                (8,455)            (230)

Cash Flows from Financing Activities
  Proceeds from notes payable                                   3,647
  Repayment of notes payable                                  (43,740)
  Proceeds from convertible debentures                        126,000           92,500
                                                            ---------        ---------
        Net cash provided by financing activities              82,260           83,039

Net increase in cash and cash equivalents                          --               --
                                                            ---------        ---------

Cash and cash equivalents at beginning of period                   --               --
                                                            ---------        ---------

Cash and cash equivalents at end of period                  $      --        $      --
                                                            =========        ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Interest expense                                            $  27,877        $  22,615
                                                            =========        =========
Issuance of debentures for software development             $  80,000        $  80,000
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

NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

     Computers                                   $ 13,772
     Furniture and equipment                       11,299
                                                 --------
                                                   25,071
     Less: accumulated depreciation                 5,901
                                                 --------
                                                 $ 19,170
                                                 ========

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

NOTE 4. - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE (CONTINUED)

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

Purchased and internally developed software consist of the following:

                                          For the Six Months
                                                Ended
                                            June 30, 2001
                                            -------------
     Software                                  $287,780
                                               --------
                                                287,780
     Less: accumulated depreciation              30,040
                                               --------
                                               $257,740
                                               ========

Amortization of software costs for the six months and three months ending June 30, 2001 was $21,753 and $10,935, respectively.

NOTE 5. - NOTES PAYABLE

At December 31, 2000, the Company has a revolving loan agreement with a credit lender under which it can borrow up to 50% percentage of the accounts receivable outstanding. The agreement was in default at December 31, 2001 as a result of the slow payment by a major customer. This line has subsequently been paid off by a replacement note with a new lender. This new note bears interest at a rate of _10_% per annum, is due and payable in October, 2001, and is secured by the pledge of the trade accounts receivable.

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

NOTE 7. - INCOME TAXES

At June 30, 2001, the Company has approximately $451,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $0, after being offset by a valuation allowance of $64,100.

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)


NOTE 7. - INCOME TAXES (CONTINUED)

The income tax benefit for the six month period ended June 30, 2001 includes the following components:

                                                    For the Six Months
                                                          Ended
                                                      June 30, 2001
                                                      -------------
Current Income Taxes:
  Federal                                                $(51,000)
  State                                                   (13,000)
                                                         --------
                                                          (64,000)
Deferred Income Taxes:
  Federal                                                     (80)
  State                                                       (20)
                                                         --------
                                                             (100)
                                                         --------
Total Current and deferred income tax benefit             (64,100)
Increase in valuation allowance                            64,100
                                                         --------
Benefit (provision) for income taxes                     $      0
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

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                                          Expiration      Amount
                                          ----------     --------
From December 31, 2000                       2020        $288,000
From June 30, 2001                           2021         163,000
                                                         --------
     Total                                               $451,000
                                                         ========

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)

NOTE 7. - INCOME TAXES (CONTINUED)

The state realized net operating losses expire over the next five years with $238,000 expiring on 2005 and $163,000 expiring in 2006.

NOTE 8. - RELATED PARTY TRANSACTIONS

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

NOTE 9. - LEASE COMMITMENTS

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

                        2001                 $ 28,986
                        2002                 $ 45,652
                        2003                 $ 19,406

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

The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. During the period ended December 31, 2000, the Company raised approximately $50,000, for working capital through the issuance of convertible debentures to two stockholders of the company. In the first six months of 2001, the Company issued an additional $206,000 of debentures in the first six months of 2001. Of these issuances $80,000 was issued for services and software production for the Company. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture.

The Company is presently negotiating with sources for additional equity capital to allow it to expand the current level of operations. There can be no assurances that the Company will be successful in obtaining such capital.

The audited financial statements, year ending December 31, 2000 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $228,094 for the period ended December 31, 2000, and has limited working capital reserves. For the first six months of 2001, OrderPro incurred an additional loss of $158,763. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern."

To date, OPLI has financed its operations principally through the sales its services and the placement of a convertible debenture. OrderPro believes that it has and will have sufficient cash flow to continue its operations through June 30, 2002. During the first six months of 2001 we issued $206,000 of convertible debentures. Of this amount $80,000 was issued for services to third parties. During this same period the company reduced its note payable from $97,740 to $54,000. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OPLI may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations from July 1, 2001 through June 30, 2002 is $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. If the debenture holders elect not to convert to common stock, OrderPro will need an additional $336,000 plus interest to meet its obligations.

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

                             ORDERPRO LOGISTICS, INC


December 19, 2001            /s/ Richard L. Windorski
                             --------------------------------------------
                             Richard L.Windorski, Director and President