Form 10QSB/A
period 2001-09-30
ORDERPRO LOGISTICS INC
filed 2001-12-21
CIK 1116884

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements (Unaudited)

       Balance Sheet at September 30, 2001 ................................    1

       Statement of Operations for the nine months and three months
       ended September 30, 2001 ...........................................    2

       Statement of Stockholders' Equity for the nine months ended
       September 30, 2001 .................................................    3

       Statement of Cash Flows for the nine months and three months
       ended September 30, 2001 ...........................................    4

       Notes to Financial Statements ......................................    5

    Item 2. - Management's Discussion and Analysis ........................   11

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings .............................................   12
    Item 2. Changes in Securities and Use of Proceeds .....................   12
    Item 3. Default Upon Senior Securities ................................   12
    Item 4. Submission of Matters to a Vote of Security Holders ...........   12
    Item 5. Other Information .............................................   12
    Item 6. Exhibits and Reports on Form 8-K ..............................   12

SIGNATURES ................................................................   13

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

OrderPro Logistics, Inc. (the Company) was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage, and logistics services through internet access, on-sight presence and custom designed software.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                   for the nine months and three months ended
                     September 30, 2001 and 2000 (Continued)
                                   (unaudited)


PROPERTY AND EQUIPMENT - Property and equipment are carried at cost less accumulated depreciation. Cost was determined based on the depreciated carrying value of the stockholder at the time the assets were placed in the Company. Property and equipment is depreciated on a straight line basis over the estimated useful life of the asset, ranging from three to seven years,

PURCHASED AND INTERNALLY DEVELOPED SOFTWARE - The Company is committed to completion of an internet and software system for its internal use and potentially for sale or lease to third parties. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use the Company has capitalized certain costs incurred in the development of internal-use software. The remaining development costs related to completion of this asset is estimated to be $200,000. The amounts capitalized as an asset of the Company is being depreciated over its estimated useful life.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires that long-lived assets be continually reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of the assets may warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. The Company would record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows on a per transaction basis using a discount rate commensurate with the risks involved. The estimated future cash flows associated with long-lived assets are greater than the carrying value of such assets and no impairment loss needs to be recognized.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                   for the nine months and three months ended
                    September 30, 2001 and 2000 (Continued)
                                   (unaudited)

NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annual for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, due to the Company's limited amortizing intangible (purchased and internally developed software) the impact is not expected to be material.

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

NOTE 7. - INCOME TAXES

At September 30, 2001, the Company has approximately $656,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $0, after being offset by an equal valuation allowance of $146,000.

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

NOTE 7. - INCOME TAXES (CONTINUED)

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
                                                  ========

The state realized net operating losses expire over the next five years with $288,000 expiring in 2005 and $368,000 expiring in 2006

NOTE 8. - RELATED PARTY TRANSACTIONS

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

OVERVIEW

OrderPro Logistics, Inc. (the Company) was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage, and logistics services through internet access, on-sight presence and custom designed software.

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

To date, OPLI has financed its operations principally through the sales its services and the placement of a convertible debenture. OrderPro believes that it has and will have sufficient cash flow to continue its operations through June 30, 2002. During the first six months of 2001 we issued $206,000 of convertible debentures. Of this amount $80,000 was issued for services to third parties. During this same period the company reduced its note payable from $97,740 to $54,000. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OPLI may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations from October 1, 2001 through September 30, 2002 is $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. If the debenture holders elect not to convert to common stock, OrderPro will need an additional $256,000 plus interest to meet its obligations.

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

                                   ORDERPRO LOGISTICS, INC


December 19, 2001                  /s/ Richard L. Windorski
                                   -------------------------------------------
                                   Richard L. Windorski, Director and President