Form 10QSB/A
period 2001-03-31
ORDERPRO LOGISTICS INC
filed 2002-02-07
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-QSB/A
                                 Amendment No. 1

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001              Commission File Number 0-30857


                            ORDERPRO LOGISTICS, INC.
                         (Name of Small Business Issuer)


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

                                      INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at March 31, 2001                                  2

          Statement of Operations for the three months
          Ended March 31, 2001                                             3

          Statement of Stockholders' Equity
          for the three months ended March 31, 2001                        4

          Statement of Cash Flows for the three months
          ended March 31, 2001                                             5

          Notes to Financial Statements                                    6

     Item 2. Management's Discussion and Analysis                         12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            14

     Item 2. Changes in Securities and Use of Proceeds                    14

     Item 3. Default Upon Senior Securities                               14

     Item 4. Submission of Matters to a Vote of Security Holders          14

     Item 5. Other Information                                            14

     Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                 March 31, 2001
                                   (unaudited)

                                     ASSETS
Current Assets
  Accounts receivable - trade                                       $   284,109
  Due from officer and employee                                           1,134
                                                                    -----------
        Current Assets                                                  285,243

Property and equipment, net of accumulated depreciation                  20,474

Purchased and internally developed software, net of
 amortization                                                           188,655
Customer lists, net of amortization                                     474,977
Deposits                                                                150,000
                                                                    -----------
        Total Assets                                                $ 1,119,349
                                                                    ===========

                  LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   663,160
  Accrued liabilities                                                    89,293
  Bank overdraft                                                         61,125
  Notes payable                                                          50,353
  Convertible debentures                                                163,500
  Due to officer                                                        180,648
                                                                    -----------
        Current Liabilities                                           1,208,079
                                                                    -----------
        Total Liabilities                                             1,208,079

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (487,779)
                                                                    -----------
        Total Stockholders' Equity (Deficit)                            (88,730)
                                                                    -----------
        Total Liabilities and Stockholders' Equity                  $ 1,119,349
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

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
                    for the three months ended March 31, 2001
                                   (unaudited)


                                                       Additional
                                    Common Stock        Paid In      Retained
                                  Shares     Amount     Capital      Earnings       Total
                                  ------     -----      -------      --------       -----
Balance at December 31, 2000     4,900,000    $490      $398,759    $(301,619)    $  97,430

Net Loss                                                             (186,160)     (186,160)
                                 ---------    ----      --------    ---------     ---------
Balance at March 31, 2001        4,900,000    $490      $398,759    $(487,779)    $ (88,730)
                                 =========    ====      ========    =========     =========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
                    for the three months ended March 31, 2001
                                   (unaudited)


Loss from operations                                                  $(186,160)

Adjustments to reconcile net income from operations to
 net cash provided by (from) operating activities:
  Amortization and depreciation                                          20,554
Changes in operating assets and liabilities
  (Increase) in accounts receivable                                     (52,846)
  Decrease in due from officer and employee                               1,799
  Decrease in prepaid expenses                                            2,375
  Increase on bank overdraft                                             54,840
  Increase in accounts payable                                          150,543
  Increase/(Decrease) in accrued liabilities                             40,263
                                                                      ---------
           Net cash (used in) operating activities                       31,368

Cash Flows from Investing Activities
  Acquisition of property and equipment                                  (8,225)
                                                                      ---------
           Net cash (used in) investing activities                       (8,225)

Cash Flows from Financing Activities
  Repayment of notes payable                                            (47,387)
  Proceeds from convertible debentures                                   33,500
  Repayments of loan from officer                                        (9,256)
                                                                      ---------
           Net cash provided by financing activities                    (23,143)

Net increase in cash and cash equivalents                                     0

Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
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

Management plans

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $301,619 for the period from inception through December 31, 2000, a loss of $186,160 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

Note 1 - The Company (continued)

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

Note 2 - Significant Accounting Policies (continued)

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

Note 5 - Notes Payable

     The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

Note 6 - Convertible Debentures

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

     Income tax benefit for the three months ended March 31, 2001 includes the following components:

                                   Federal          State           Total
                                   -------          -----           -----
     Current credit               $(68,400)       $(14,900)       $(83,300)
     Deferred credit                   (80)            (20)           (100)
                                  --------        --------        --------
                                   (68,480)        (14,920)        (83,400)
     Valuation reserve              68,480          14,920          83,400
                                  --------        --------        --------
                                  $      0        $      0        $      0
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

Note 10 - Stockholders' Equity

     The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 shares outstanding at March 31, 2001

Note 11 - Earnings (Loss) Per Share

     Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The diluted share base for the period ended March 31, 2001 excludes the shares related to the exercise of the conversion right under the debentures of 545,000 shares due to their antidilutive effect as a result of the Company's losses for the periods.

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

RESULTS OF OPERATIONS

     The Company had a loss of $186,160 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit of $88,730 at March 31, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. The agreement is in default as a result of the slow payment by a major customer. The Company expects that this matter will be resolved without significant cost to the Company.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1. Articles of Incorporation with Amendments filed with the Form 10 SB on June 21, 2000 and incorporated by reference

          3.2. By Laws filed with the Form 10SB on June 21, 2000 and incorporated by reference

          3.3. Computation per share earnings filed with Form 10-KSB on April 16, 2001 and incorporated by reference and in current financial statements.

          10. Merger and Plan of Reorganization filed in an 8-K on October 17, 2000 and incorporated by reference.

          10.1. Convertible Debenture filed with the SB-2 on January 16, 2001

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

                               OrderPro Logistics, Inc

February 6, 2002               /s/ Richard L. Windorski
                               -------------------------------------------
                               Richard L.Windorski, Director and President