Form 10KSB40/A
period 2000-12-31
ORDERPRO LOGISTICS INC
filed 2002-02-08
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 4

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

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                      INDEX

                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                             1
           BUSINESS DEVELOPMENT                                              1
           BUSINESS                                                          1
           COMPETITION                                                       1
           PATENTS                                                           3

ITEM 2.  DESCRIPTION OF PROPERTY                                             3

ITEM 3.  LEGAL PROCEEDINGS                                                   3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                             4

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               5

ITEM 7.  FINANCIAL STATEMENTS                                                8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                               8

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT          9

ITEM 10. EXECUTIVE COMPENSATION                                              10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      11

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    11

SIGNATURES                                                                   12

INDEX TO FINANCIAL STATEMENTS                                                F-1

                                             PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. OrderPro Logistics, Inc. had no operations until July 2000. On September 29, 2000 OrderPro Logistics, Inc. completed a reverse merger with FifthCAI, Inc., a Nevada corporation. FifthCAI changed its name to OrderPro Logistics, Inc (see Management's Discussion and Analysis of Financial Condition and Results of Operations. Throughout this filing, we refer to OrderPro Logistics, Inc. as OrderPro, our company, we, us or OPLI.

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

The current market in transportation is comprised primarily of traditional LTL (Less than Truckload) and Truckload carriers. According to an article in TRANSPORT TOPICS (6/19/00 edition) Trucking Companies Fertile Ground For Internet Boom; 72% of all trucking companies operated six or fewer trucks and even a company as large as Schneider National with annual revenue close to $3 billion-garnered a relatively insignificant share of an estimated $450 billion spent each year on transportation. By creating a new niche in the market, our company will take advantage of the prospect base for both its services and products. There are thousands of manufacturers and distribution companies comprising this prospect base. We will offer much of our freight shipment business to the trucking have-nots, those without Internet capability. Our company will provide these carriers with a competitive level playing field when they work within its system. We will demonstrate to our customers how hidden profits exist for their enterprise when its expertise and proprietary software is brought into play. Our company has concentrated on small to medium sized manufacturers in the mid-western United States and will be expanding throughout the southeastern and western United States during 2001. The current market potential for the our services is believed to be about $450,000,000 by virtue of offering third party logistics in combination with leading edge technology via the Internet.

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

PATENTS

We have applied for trademark protection on the name OrderPro Logistics. OPLI does not own, nor has it applied for any Patents.

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

The registrant's securities meet the definition of penny stock as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Securities and Exchange Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities (penny stock). Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in penny stocks pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stocks are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stocks and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis must be sent to the investor listing recent prices for the penny stock and information on the limited market.

It is our objective to become qualified for NASDAQ SmallCap however; there is no assurance it will reach or maintain that objective. The registrant may commence trading on the OTC BB or on the National Quotation Bureau, Inc., commonly known as the pink sheets.

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

OVERVIEW

OrderPro was incorporated in the state of Arizona on May 12, 2000. OPLI and had no operations until July, 2000. We provide freight brokerage, and logistics services through internet access, on-sight presence and custom designed software.

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

RESULTS OF OPERATIONS

We have had limited operations in 2000, had losses of $296,639 on revenues of $809,872 for the period from inception through December 31, 2000, and has limited working capital reserves. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

REVENUES AND OPERATING MARGINS

Revenue is derived from the brokerage of freight services. A customer either contacts OrderPro or contacts our on-site representative with details of freight that needs to be moved by truck.

Our operating margin is less than originally anticipated due to overall negative marketing conditions within the trucking industry, the higher price of diesel fuel, and difficulties in achieving load consolidation. Load consolidation has a direct relationship to operating margin. During 2000 fewer owner-operators were willing to haul loads due to such higher fuel costs. Pricing to customers was not readily adjustable due to contractual restrictions and the competitive environment. Additionally, management was deeply involved in effectuating the reorganization during the third quarter of 2000.

Our marketing focus has been the maintenance of the existing customer base. Until additional capital has been developed, OrderPro Logistics, Inc. will remain in its current mode of protecting and maintaining its existing customer base. Once additional operating capital is acquired, we expect to gain one new logistic customer (a customer that utilizes our on-site management services) every three months and two new brokerage customer(s) (customers utilizing only our call in services for freight orders) each month. We expect these percentages, which are 95% brokerage and 5% logistic, to remain constant. Presently, none of our customers utilize both our brokerage and logistic services at the same time.

Our operating margin during 2000 was 4.4% and we anticipated it to be 22%. We anticipated that OrderPro would have the required capital to consolidate less than truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by our customer. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure our projected operating margins. We have proven that carriers will haul freight for lower rates when they are paid promptly. Other factors affecting margins are high fuel prices and our inability in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. We believe that we could meet our anticipated margins if we were adequately funded.

Revenue is derived from the brokerage of freight services. A customer either contacts OrderPro's central dispatch or contacts our on-site representative with details of freight that needs to be moved by truck.

Additional revenue is earned in that we provide our customers savings in shipping costs and we share that savings with the customer.

OPERATING EXPENSES

The primary expense is the cost paid to the truckers for moving the freight. These costs amount to 80.3% of revenues for the short year ending December 31, 2000.

The second largest expense is for employees. Wages and benefits for the short year ending December 31, 2000 were 32.4 % of revenues.

During the 2000 (the first two quarters of operation by OrderPro Logistics) operating expenses reflected the costs associated with funding our growth and effectuating the reorganization. Administrative costs were higher due to one-time costs incurred in the reverse merger and travel costs associated with the marketing strategy implemented at the end of the quarter. One time costs incurred in the reorganization include professional fees of $10,000 or 1.2% of 2000 revenues. Travel costs associated with the marketing strategy were $ 8,000, which is 1% of 2000 revenues. Employee costs reflect the addition of the new personnel necessary to effectively manage and operate OrderPro Logistics as the marketing strategy is implemented. As new customers are signed to contracts additional personnel are required for both on-site and in supporting services. During the fourth quarter of 2000 hiring and training for all administrative functions was completed. Additional hiring and training of on-site and support personnel will continue as needed to fulfill contractual obligations with new customers.

In an effort to expedite full implementation of our software, we have entered into a contract with outside sources. The increased functionality that the software will provide is a key element in our marketing and business development strategy. The contract is for services and the consideration is cash and debt. The other party is The Software Firm, Inc. of Tucson, AZ. The cost of the contract is $144,233.50.

We are currently using CATOC (computer assisted transportation operations control) software to manage our internal operations. This system provides basic dispatch and accounting features used by operations personnel at the Tucson location. The system is not designed to provide features OrderPro requires internally and is not expandable to provide for our business expansion.

Our proprietary software system was not completed during 2001. We anticipate that the software system will be completed during the first quarter of 2002. The new system is accessible via the Internet, and can be operated through the Internet from virtually any location worldwide. Features include direct access to our rate quotation system. Customers can access our Rate Quotation system via the Internet to determine their freight cost, and in the case of our logistics customers can actually establish pricing features that provide for built in profit for all shipments. Additional features include direct access to our system from the customer's location for the entry of freight orders. It also has a feature for the direct entry of the bill of lading, which is a document required for all shipments. Other features include: tracing of shipments in process, and issuing of management reports for cost and on time performance. Our operations and management personnel have a full range of functions available for the management of all dispatch functions. The system provides for transfer of accounting data to QuickBooks through an interface feature. QuickBooks is an accounting system used by many small to medium sized companies, making our software even more attractive to this prospect base. We expect that our system will be one of the primary features a prospective client will consider, when entering into a contract with us to provide our services.

FINANCIAL CONDITION

Throughout 2000 OrderPro Logistics was in the process of increasing equity capital to fund the growth of the company. Our strategic plan requires additional capital to gain market acceptance with both carriers and customers. The amount of capital needed to gain market acceptance is $4,000,000, which means that OrderPro can increase the number of truckers who want to move freight for our customers by implementing a rapid payment program. The increase in the number of truckers available to move freight for OrderPro will allow us to move more freight for our customers.

The significant costs incurred to develop our proprietary software, as of December 31, 2000 was $117,861 in cash and a common stock convertible debenture in the amount of $81,674. The balance due as of December 31, 2000 was $31,383.50. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both rapid payment of carriers and growth of the company this plan cannot be implemented. Currently, trade accounts receivables are less than trade accounts payable due to the use of cash to fund the growth of the company. During 2000 $84,080 was loaned to OrderPro's founder. The loan to the founder has been partially repaid by December 31, 2000. During the fourth quarter OrderPro
Logistics raised an additional $50,000 through the sale of 10% convertible debenture and issued $80,000 of debentures to the founder for his ownership in the customer lists. The debenture is convertible into 433,333 common shares of stock at $.30 per share. If additional capital were not provided to OrderPro it is believed that full implementation of the strategic plan would be in jeopardy.

SEASONALITY

We do not experience seasonal fluctuation other than weather related slowdowns.

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

Net of the overdrafts, cash used by operations was $98,372 for the period ended December 31, 2000.

OrderPro Logistics has a working deficit capital (current assets less current liabilities) of $(611,163) as of December 31, 2000.

The audited financial statements, year ending December 31, 2000 have been prepared assuming that OrderPro Logistics will continue as a going concern. Operations commenced in 2000 with losses of $296,639 for the period ended December 31, 2000, and has limited working capital reserves. We expect to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about OrderPro Logistics ability to continue as a going concern.

To date, OrderPro Logistics has financed its operations principally through the sale its services and the placement of a convertible debenture. OrderPro believes that it has and will have sufficient cash flow to continue its operations through December 31, 2001.. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OrderPro Logistics may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations through December 31, 2001 are $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. Subsequent to December 31, 2000 some of our suppliers were willing to convert the amount we owe them to convertible debentures or common stock. Accordingly, we have increased our debentures by $303,175 of which $256,175 is converted accounts payable. If the debenture holders elect not to convert to common stock, OrderPro will need an additional $639,175 plus interest to meet its obligations.

The infusion of the needed additional capital would allow OrderPro to fully implement its business plan with the carriers and obtain all of the pricing benefits that would accompany its early payment program. The earlier that this part of the program can be achieved the better the prospects for achieving profitable. The funds to be applied to completion for the software and systems would likewise increase the efficiency of the entire shipping process. Should OrderPro be unable to obtain the additional funding it could seek to continue operations as a commission shipping broker on a scaled back level. Failure to complete the software system would limit the growth of sales due to the limited capacity of the automated system and the concurrent incremental costs of manual processing. Were these short term, 12 months, capital requirements fully funded we do not foresee additional long term capital requirements except to fund growth which requires increased capital as accounts receivable increase.

At December 31, 2000, the Company had a revolving loan agreement with a credit lender under which it can borrow up to 50% of the outstanding accounts receivable. The agreement was in default at December 31, 2000 as a result of the slow payment by a major customer. This line has subsequently been paid-off by a replacement note with a new lender. This new note bears interest at a rate of 10% per annum, was due and payable in October, 2001, and is secured by the pledge of the trade accounts receivable. The note was extended on December 1, 2001 for a period of 90 days.

Specific use of the $600,000 would be $375,000 to pay truckers for services provided and $225,000 would be used to pay all other current operating expenses of OrderPro.

Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the company. Management believes that a key operational need is to pay the truckers for their services on a basis that is superior to payment terms truckers receive from other shippers and brokers. When payment to the truckers is made quickly OrderPro can effectively negotiate for lower costs. When payment to the truckers is made quickly we will have a greater number of truckers desiring to haul freight for OrderPro. The relationship between increased revenue, increased receivables and increased capital is direct as a result of delayed payment by our customers. As revenues increase the amount of capital needed to fund the rapid payment of truckers will increase. For each $100 increase in annual revenue an additional $18.75 in capital will be required. This additional capital will be used to fund the rapid payment of truckers. (The $18.75 is based on funding accounts receivable. $100 in annual revenue requires $75 in accounts receivable funding. A/R turn of 90 days means 4 turns per year. 75/4 = $18.75).

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

                             ORDERPRO LOGISTICS, INC


February 7, 2002             /s/ Richard L. Windorski
                             --------------------------------------------
                             Richard L. Windorski, Director and President
                             Chief Executive Officer, Chief Financial Officer


February 7, 2002             /s/ Patricia Robinson
                             --------------------------------------------
                             Patricia Robinson, Principal Accounting Officer,
                             Director, Secretary, and Treasurer

                            ORDERPRO LOGISTICS, INC.
                                DECEMBER 31, 2000

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Independent  Auditors' Report                                              F-2
Consolidated Financial Statements
  Balance Sheets                                                           F-3
  Statements of Operations                                                 F-4
  Statements of Stockholders Equity                                        F-5
  Statements of Cash Flows                                                 F-6
  Notes to Financial Statements                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of OrderPro Logistics, Inc.

We have audited the accompanying balance sheet of OrderPro Logistics, Inc. (the Company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from May 12, 2000 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrderPro Logistics, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from May 12, 2000 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company corrected an error in the value of the customer list acquired from third parties and in part from the significant stockholder of the Company. The adjustment was made to reflect the actual cost to third parties by the Company and by the stockholder. The adjustment resulted in a reduction of the due to officer of $141,122.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company commenced operations in 2000, had losses of $296,639 for the period from May 12, 2000 to December 31, 2000, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                    /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
January 14, 2002

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                December 31, 2000
                                   (Restated)

                                     ASSETS




Current Assets
  Accounts receivable - trade                                         $ 231,263
  Due from officer and director, due within one year                      2,933
  Prepaid expenses                                                        2,374
                                                                      ---------
Current Assets                                                          236,570

Property and equipment, net of accumulated depreciation                  21,992

Purchased and internally developed software, net of amortization        191,248
Customer lists, net of amortization                                     350,333
Deposits                                                                150,000
                                                                      ---------

      Total Assets                                                    $ 950,143
                                                                      =========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                      $   6,285
  Accounts payable                                                      515,896
  Accrued liabilities                                                    49,030
  Notes payable                                                          97,740
  Due to officer                                                         48,782
  Convertible debentures                                                130,000
                                                                      ---------
  Current Liabilities                                                   847,733
                                                                      ---------
      Total Liabilities                                                 847,733

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding 4,900,000 shares                                  490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (296,639)
                                                                      ---------
      Total Stockholders' Equity                                        102,410
                                                                      ---------

      Total Liabilities and Stockholders' Equity                      $ 950,143
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Operations
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (Restated)


Revenue                                                             $   809,872

Cost of Sales:
  Direct cost of revenue                                                650,414
  Employee costs                                                         90,734
  Rent and occupancy costs                                               13,450
  Amortization and depreciation                                          19,141
                                                                    -----------
      Cost of Goods Sold                                                773,739
                                                                    -----------

Gross Profit                                                             36,133

Expenses
  Administrative costs                                                  140,171
  Employee costs                                                        171,408
  Rent and occupancy costs                                                4,483
  Interest expense                                                       15,940
  Amortization and depreciation                                             770
                                                                    -----------
      Total Costs                                                       332,772
                                                                    -----------

Loss before income tax benefit                                         (296,639)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $  (296,639)
                                                                    ===========
Loss per common share
    Basic                                                           $     (0.06)
                                                                    ===========
    Diluted                                                         $     (0.06)
                                                                    ===========
Weighted average shares outstanding
    Basic                                                            4,755,794
                                                                    ===========
    Diluted                                                          4,755,794
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
       For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (Restated)


                                     Common Stock         Additional
                                 --------------------      Paid In      Accumulated
                                 Shares        Amount      Capital        Deficit        Total
                                 ------        ------      -------        -------        -----
Balance at May 12, 2000
  (date of incorporation)       5,040,000    $   504      $  398,545                   $  399,049
Recapitalization                 (140,000)       (14)             14
Net Loss (Restated)                                                      $ (296,639)     (296,639)
                               ----------    -------      ----------     ----------    ----------

Balance at December 31, 2000    4,900,000    $   490      $  398,759     $ (296,639)   $  102,410
                               ==========    =======      ==========     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
        For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (Restated)


Loss from operations                                                  $(296,639)

Adjustments to reconcile net income from operations to net
 cash provided by (from) operating activities:
   Amortization and depreciation                                         19,911
Changes in operating assets and liabilities
   (Increase) in accounts receivable                                   (231,263)
   (Increase) in due from officer and employee                           (2,933)
   (Increase) in prepaid expenses                                        (2,374)
   (Increase) in deposits                                              (150,000)
   Increase on bank overdraft                                             6,285
   Increase in accounts payable                                         515,896
   Increase in accrued liabilities                                       49,030
                                                                      ---------
        Net cash (used)by operating activities                          (92,087)

Cash Flows from Investing Activities
  Acquisition of property, equipment, software and client list          421,810
                                                                      ---------
        Net cash (used in) investing activities                        (421,810)

Cash Flows from Financing Activities
  Proceeds from notes payable                                            97,740
  Proceeds from due to officer                                           48,782
  Proceeds from convertible debentures                                   50,000
  Proceeds from sale of common stock                                    317,375
                                                                      ---------
        Net cash provided by financing activities                       513,897
                                                                      ---------

Net increase in cash and cash equivalents                                     0
Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
                                                                      =========
Supplemental cash flow information:
  Interest paid                                                       $  12,661
  Noncash investing and financing activities:
   Capitalized software acquired for common stock                     $  81,674
   Capitalized client list acquired for convertible debentures        $  80,000

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

NOTE 2 - RESTATEMENT AND RECLASSIFICATION

The Company has restated  and  reclassified  its  financial  statements  for the period from May 12, 2000 (Inception) to December 31, 2000. The restatement is the result of the correction of an error in the recording of the cost of the customer list database and related technology acquired by the Company , from third parties and the major stockholder. This restatement included the adjustment of amortization for these assets during the period and the adjustment for an error in the calculation of the interest expense.

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

The effect of such reclassifications, and restatements discussed above, on the income statement line items, reduced the net loss and loss per share as shown in the following table:

                                      As Previously    Reclassif-                          As
                                        Reported        ications      Restatements      Restated
                                       -----------     -----------    ------------     -----------
Revenue:
  Sales of freight services            $   809,872                                     $   809,872
  Freight commissions                           --                                              --
                                       -----------     -----------     -----------     -----------
        Total Revenue                      809,872                                         809,872

Cost of Revenue:                           741,148        (741,148)
  Direct cost of revenue                                   650,414                         650,414
  Employee costs                                            90,734                          90,734
  Rent and occupancy costs                                  13,450                          13,450
  Amortization and depreciation                             27,400          (8,259)         19,141
                                       -----------     -----------     -----------     -----------
        Cost of Revenue                    741,148          40,850          (8,259)        773,739
                                       -----------     -----------     -----------     -----------
Gross Profit (Loss)                         68,724         (40,850)          8,259          36,133

Expenses:
  Administrative costs                     152,832         (12,661)                        140,171
  Employee costs                           171,408                                         171,408
  Rent and occupancy costs                  17,933         (13,450)                          4,483
  Interest expense                          12,661                           3,279          15,940
  Amortization and depreciation             28,170         (27,400)                            770
                                       -----------     -----------     -----------     -----------
        Total Costs                        370,343         (40,850)          3,279         332,772
                                       -----------     -----------     -----------     -----------
Loss before income tax benefit            (301,619)                          4,980        (296,639)
                                       -----------     -----------     -----------     -----------
Benefit of income taxes                         --              --              --              --
                                       -----------     -----------     -----------     -----------
Net Loss                               $  (301,619)                    $     4,980     $  (296,639)
                                       ===========     ===========     ===========     ===========
Loss per common share
  Basic                                $     (0.07)                    $      0.01     $     (0.06)
                                       ===========     ===========     ===========     ===========
  Diluted                              $     (0.07)                    $      0.01     $     (0.06)
                                       ===========     ===========     ===========     ===========
Weighted average shares outstanding
  Basic                                  4,755,794                       4,755,794       4,755,794
                                       ===========     ===========     ===========     ===========
  Diluted                                4,755,794                       4,755,794       4,755,794
                                       ===========     ===========     ===========     ===========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
       For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

The following reflects the changes in the balance sheet at December 31, 2000 as a result of the restatement:

                                                           As Previously                     As Restated
                                                             Reported      Restatements    December 31,2000
                                                             --------      ------------    ----------------
                                     ASSETS

Current Assets
  Accounts receivable - trade                              $   231,263                       $   231,263
  Due from officer and director, due within one year             2,933                             2,933
  Prepaid expenses                                               2,374                             2,374
                                                           -----------      -----------      -----------
        Total Current Assets                                   236,570                           236,570

Property and equipment, net of accumulated depreciation         21,992                            21,992

Purchased and internally developed software, net of
 amortization                                                  191,248                           191,248
Customer Lists, net of amortization                            483,196      $  (132,863)         350,333
Deposits                                                       150,000                           150,000
                                                           -----------      -----------      -----------
        Total Assets                                       $ 1,083,006      $  (132,863)     $   950,143
                                                           ===========      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                           $     6,285                       $     6,285
  Accounts payable                                             512,617      $     3,279          515,896
  Accrued liabilities                                           49,030                            49,030
  Notes payable                                                 97,740                            97,740
  Due to officer                                               189,904         (141,122)          48,782
  Convertible debentures                                       130,000                           130,000
                                                           -----------      -----------      -----------
        Total Current Liabilities                              985,576         (137,843)         847,733
                                                           -----------      -----------      -----------
        Total Liabilities                                      985,576         (137,843)         847,733

Stockholders' Equity (Deficit)
  Common stock                                                     490                               490
  Additional paid in capital                                   398,559                           398,559
  Accumulated deficit                                         (301,619)           4,980         (296,639)
                                                           -----------      -----------      -----------
        Total Stockholders' Equity                              97,430            4,980          102,410
                                                           -----------      -----------      -----------
        Total Liabilities and Stockholders' Equity         $ 1,083,006      $  (132,863)     $   950,143
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

Customer List - The Company purchasedmcustomer lists and related database information that is used to speed order matching and the pricing process. This database is being amortized over its estimated useful life of seven years.

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

NOTE 5 - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER LIST

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

The purchased customer lists utilized by the Company were purchased in the period ended December 31, 2000 from third parties and in part from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782 which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000.

Amortization of the customer list for the period ended December 31, 2000 was $8,545.

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

NOTE 7 - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital and customer lists. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the period ended December 31, 2000 was $625.

NOTE 8 - INCOME TAXES

At December 31, 2000, the Company has approximately $296,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $0, after being fully offset by an equal valuation allowance.

Income tax benefit for the period ended December 31, 2000 includes the following components:


Current Income Taxes:
  Federal                                                   $(100,000)
  State                                                       (20,000)
                                                            ---------
                                                             (120,000)
Deferred Income Taxes:
  Federal                                                        (160)
  State                                                           (40)
                                                            ---------
                                                                 (200)
Total current and deferred income tax benefit                (120,200)
Increase in valuation allowance                               120,200
                                                            ---------
Benefit (provision) for income taxes                        $       0
                                                            =========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
       For the period from May 12, 2000 (Inception) to December 31, 2000
                                   (continued)

NOTE 8 - INCOME TAXES (CONTINUED)

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:


Computed expected tax expense                               $(100,000)
Increase in income taxes resulting from:
 State income taxes, net of Federal income tax benefit        (20,200)
                                                            ---------
Total current and deferred income tax benefit               $(120,200)
                                                            =========

The tax effects of temporary differences that give rise to a deferred tax asset at December 31, 2000 is the excess of financial statement deduction over tax amortization of organizational expenses. The deferred tax asset is $200 to be recognized for tax purposes over the next 52 months.

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 7.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

Expiration                     Amount
----------                     ------
   2021                       $296,000
                              --------
   Total                      $296,000
                              ========


The state realized net operating losses expire over the next five years with $296,000 expiring on 2005.

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

At December 31, 2000, the Company has a liability to the officer and director of the Company in the amount of $48,782. Substantially all of this amount was created by the Company's agreement to purchase certain customer lists and related data bases from the officer and director. The amount is being paid over three years and bears interest at a rate of 7.0% per annum.

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

NOTE 12 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share has been adjusted to give effect to the stock split as a result of the reorganization as of May 12, 2000. The diluted share base for the period ended December 31, 2000 excludes the shares related to the exercise of the conversion right under the debentures of 433,333 shares due to the antidilutive effect as a result of the Company's loss for the period.