Form 10QSB/A
period 2001-03-31
ORDERPRO LOGISTICS INC
filed 2002-02-08
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 4

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


                7400 N. Oracle Road, Suite 372, Tucson, AZ 85704
           (Address of Principal Executive Offices Including Zip Code)


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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements (Unaudited)

       Balance Sheet at March 31, 2001 ....................................    1

       Statement of Operations for the five months
       ended March 31, 2001 ...............................................    2

       Statement of Stockholders' Equity for the three months
       ended March 31, 2001 ...............................................    3

       Statement of Cash Flows for the three months
       ended March 31, 2001 ...............................................    4

       Notes to Financial Statements ......................................    5

   Item 2. - Management's Discussion and Analysis .........................   12

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings .............................................   17
    Item 2. Changes in Securities and Use of Proceeds .....................   17
    Item 3. Default Upon Senior Securities ................................   17
    Item 4. Submission of Matters to a Vote of Security Holders ...........   17
    Item 5. Other Information .............................................   17
    Item 6. Exhibits and Reports on Form 8-K ..............................   17

SIGNATURES ................................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                                  Balance Sheet
                                 March 31, 2001
                                   (unaudited)

                                     ASSETS

Current Assets
  Accounts receivable - trade                                         $ 284,109
                                                                      ---------
     Current Assets                                                     284,109

Property and equipment, net of accumulated depreciation                  20,474

Purchased and internally developed software, net of amortization        188,655
Customer lists, net of amortization                                     337,516
Deposits                                                                150,000
                                                                      ---------
     Total Assets                                                     $ 980,754
                                                                      =========

                  LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                    $ 664,439
  Accrued liabilities                                                    89,293
  Bank overdraft                                                         61,125
  Notes payable                                                          50,353
  Due to officer                                                         40,392
  Convertible debentures                                                163,500
                                                                      ---------
  Current Liabilities                                                 1,069,102
                                                                      ---------
     Total Liabilities                                                1,069,102

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (487,397)
                                                                      ---------
     Total Stockholders' Equity (Deficit)                               (88,348)
                                                                      ---------
     Total Liabilities and Stockholders' Equity                       $ 980,754
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Operations
                    for the three months ended March 31, 2001
                                   (unaudited)

Revenue                                                             $   388,846

Cost of Revenue:
  Direct cost of revenue                                                332,432
  Employee costs                                                        107,634
  Rent and occupancy costs                                               11,607
  Amortization and depreciation                                          24,772
                                                                    -----------
         Cost of Revenue                                                476,445
                                                                    -----------

Gross profit (loss)                                                     (87,599)

Expenses
   Administrative costs                                                  34,358
   Employment costs                                                      55,957
   Rent and occupancy costs                                               3,202
   Interest expense                                                       9,262
   Amortization and depreciation                                            380
                                                                    -----------
         Total Costs                                                    103,159
                                                                    -----------

Loss before income tax benefit                                         (190,758)

Benefit of income taxes                                                      --
                                                                    -----------

Net Loss                                                            $  (190,758)
                                                                    ===========

Loss per common share                                               $    (0.04)
                                                                    ===========

Weighted average shares outstanding                                   4,900,000
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                        Statement of Stockholders' Equity
                    for the three months ended March 31, 2001
                                   (unaudited)

                                        Common Stock        Additional
                                   ---------------------     Paid In     Accumulated
                                     Shares       Amount     Capital       Deficit        Total
Balance at December 31, 2000       4,900,000      $ 490     $ 398,559     $(296,639)    $ 102,410

Net Loss                                  --         --            --      (190,758)     (190,758)
                                   ----------     -----     ---------     ---------     ---------
Balance at March 31, 2001          4,900,000      $ 490     $ 398,559     $(487,397)    $ (88,348)
                                   ==========     =====     =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Cash Flows
                    for the three months ended March 31, 2001
                                   (unaudited)


Loss from operations                                                  $(190,758)

Adjustments to reconcile net income from operations to net
 cash provided by (from) operating activities:
  Amortization and depreciation                                          25,152
Changes in operating assets and liabilities
  (Increase) in accounts receivable                                     (52,846)
  Decrease in due from officer and director                               2,933
  Decrease in prepaid expenses                                            2,375
  Increase on bank overdraft                                             54,840
  Increase in accounts payable                                          148,543
  Increase in accrued liabilities                                        40,263
                                                                      ---------
     Net cash provided by operating activities                           30,502

Cash Flows from Investing Activities
  Acquisition of property and equipment                                  (8,225)
                                                                      ---------
     Net cash (used in) investing activities                             (8,225)

Cash Flows from Financing Activities
  Repayment of notes payable                                            (47,387)
  Repayment of due to officer                                            (8,390)
  Proceeds from convertible debentures                                   33,500
                                                                      ---------
     Net cash (used by) financing activities                            (22,277)
                                                                      ---------

Net increase in cash and cash equivalents                                     0

Cash and cash equivalents at beginning of period                              0
                                                                      ---------

Cash and cash equivalents at end of period                            $       0
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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $296,639 for the period from inception through December 31, 2000, a loss of $190,758 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES

Revenue and Expense Recognition - The Company recognized revenue when the freight is tendered to the carrier at origin, and the Company records the concurrent liability to the carrier and any other expenses related to shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services.

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At March 31, 2001, all amounts are estimated to be collectible.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Cost was determined based on the depreciated carrying value of the stockholder at the time the assets were placed in the Company. Property and equipment is depreciated on a straight line basis over the estimated useful life of the asset, ranging from three to seven years.

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

CUSTOMER LIST - The Company purchased customer listsnd related database information that is used to speed order matching and the pricing process. This data base is being amortized overs its estimated useful life of seven years.

Impairment  of  Long-lived  Assets - The  Company  accounts  for  impairment  of long-lived assets, consisting of property abd equipment, purchased and internally developed software, and customer lists, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). SFAS 121 requires that long-lived assets be continually reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of the assets may warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. The Company would record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impact of Recently Issued Accounting Standards - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annual for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, due to the Company's amortizing intangibles (purchased and internally developed software and customer lists) and their integral utilization in the business the impact is not expected to be material.

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

NOTE 4. - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER LISTS

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

NOTE 4. - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER LISTS (CONTINUED)

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

The purchased customer lists utilized by the Company were purchased in the quarter ended December 31, 2000 from third parties and in part from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782 which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000. These customer lists are being amortized over there expected useful lives of seven years.

Amortization of the customer list for the period ended March 31, 2001 was $12,817.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                    for the three months ended March 31, 2001
                                   (unaudited)

NOTE 7. - INCOME TAXES (CONTINUED)

At March 31, 2001, the Company has approximately $487,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of the loss for the period ended March 31, 2001 resulted in a deferred income tax asset of approximately $0, after being offset by an equal valuation allowance of $79,100.

The income tax benefit for the three months ended March 31, 2001 includes the following components:

                                                          For the Three
                                                           Months Ended
                                                          March 31, 2001
                                                          --------------
     Current Income Taxes:
       Federal                                               $(65,000)
       State                                                  (14,000)
                                                             --------
                                                              (79,000)
     Deferred Income Taxes:
       Federal                                                    (80)
       State                                                      (20)
                                                             --------
                                                                 (100)
                                                             --------
     Total Current and deferred income tax benefit            (79,100)
     Increase in valuation allowance                           79,100
                                                             --------
     Benefit (provision) for income taxes                    $      0
                                                             ========

     Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

                                                          For the Three
                                                           Months Ended
                                                          March 31, 2001
                                                          --------------
     Benefit (provision) at Federal statutory rate           $(65,000)
     State income taxes, net of federal income
       tax benefit                                            (10,100)
                                                             --------
                                                              (79,100)
     Increase in valuation allowance                           79,100
                                                             --------
     Benefit (provision) for income taxes                    $      0
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

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 7.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                                             Expiration           Amount
                                             ----------         ---------
     From December 31, 2000                     2020            $ 297,000
     From March 31, 2001                        2021              190,000
                                                                ---------
          Total                                                 $ 487,000
                                                                =========

The state realized net operating losses expire over the next five years with $297,000 expiring on 2005 and $190,000 expiring in 2006.

NOTE 8. - RELATED PARTY TRANSACTIONS

At March 31, 2001, the Company has a liability to an officer and director of the Company in the amount of $40,392. Substantially all of this amount was created by the Company's agreement to purchase certain customer lists and related data bases from the officer and director of the Company during 2000. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain statements that are not related to historicl results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

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

RESULTS OF OPERATIONS

The Company had a loss of $190,758 for the three months ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at March 31, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

Our operating margin for the three months ended March 31, 2001 was a negative 23%. We anticipated that OrderPro would have the required capital to consolidate less than truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by our customer. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure our projected operating margins. We have proven that carriers will haul freight for lower rates when they are paid promptly. Other factors affecting margins are high fuel prices and our inability in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. We believe that we could meet our anticipated margins if we were adequately funded.

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

OPERATING EXPENSES

The primary expense is the cost paid to the truckers for moving the freight. These costs amount to 85.5% of revenues for the three months ended March 31, 2001.

The second largest expense is for employees. Wages and benefits for the three months ending March 31, 2001 were 27.7% of revenues.

FINANCIAL CONDITION

The significant costs incurred to develop our proprietary software, as of December 31, 2000 was $117,861 in cash and common stock in the amount of $81,674. The balance due as of December 31, 2000 was $31,383. For the three months ended March 31, 2001 OrderPro incurred an additional $8,225 of software development costs. The total software development cost, after amortization, incurred by OrderPro through March 31, 2001 is $188,655. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both rapid payment of carriers and growth of the company this plan cannot be implemented. Currently, trade accounts receivables are less than trade accounts payable due to the use of cash to fund the growth of the company. If additional capital were not provided to OrderPro it is believed that full implementation of the strategic plan would be in jeopardy.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $784,993 at March 31, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding.

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

The audited financial statements, year ending December 31, 2000 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $228,094 for the period ended December 31, 2000, and has limited working capital reserves. For the first three months of 2001, OrderPro incurred an additional loss of $190,758. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern."

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

                                ORDERPRO LOGISTICS, INC


February 7, 2002                /s/ Richard L. Windorski
                                --------------------------------------------
                                Richard L. Windorski, Director and President


February 7, 2002                /s/ Patricia Robinson
                                --------------------------------------------
                                Patricia Robinson, Controller, Principal
                                Accounting Officer, Director,
                                Secretary and Treasurer