Form 10QSB/A
period 2001-06-30
ORDERPRO LOGISTICS INC
filed 2002-02-08
CIK 1116884

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements

      Balance Sheet at June 30, 2001........................................   1

      Statement of Operations for the six months and three months
      ended June 30, 2001...................................................   2

      Statement of Stockholders' Equity for the six months
      ended June 30, 2001...................................................   3

      Statement of Cash Flows for the six months and three months ended
      June 30, 2001.........................................................   4

      Notes to Financial Statements.........................................   5

   Item 2. - Management's Discussion and Analysis...........................  12

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings................................................  16
   Item 2. Changes in Securities and Use of Proceeds........................  16
   Item 3. Default Upon Senior Securities...................................  16
   Item 4. Submission of Matters to a Vote of Security Holders..............  16
   Item 5. Other Information................................................  16
   Item 6. Exhibits and Reports on Form 8-K.................................  16

SIGNATURES..................................................................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                                  Balance Sheet
                                  June 30, 2001
                                   (unaudited)

                                     ASSETS
Current Assets
  Accounts receivable - trade                                       $   301,049
                                                                    -----------
     Current Assets                                                     301,049

Property and equipment, net of accumulated depreciation                  19,170
Purchased and internally developed software, net of amortization        257,720
Customer lists, net of amortization                                     324,699
Deposits                                                                150,000
                                                                    -----------
     Total Assets                                                   $ 1,052,638
                                                                    ===========
                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   545,272
  Accrued liabilities                                                   123,091
  Bank overdraft                                                         53,122
  Notes payable                                                          54,000
  Due to officer                                                         27,140
  Convertible debentures                                                336,000
                                                                    -----------
  Current Liabilities                                                 1,138,625
                                                                    -----------
     Total Liabilities                                                1,138,625

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,559
  Accumulated deficit                                                  (485,036)
                                                                    -----------
     Total Stockholders' Equity (Deficit)                               (85,987)
                                                                    ----------
     Total Liabilities and Stockholders' Equity                     $ 1,152,638
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Operations
             for the six months and three months ended June 30, 2001
                                   (unaudited)

                                                    Six months     Three months
                                                       ended           ended
                                                   June 30, 2001   June 30, 2001
                                                   -------------   -------------
Revenue                                             $   681,137     $   292,291
Freight commissions                                      43,586          43,586
                                                    -----------     -----------
                                                        724,723         335,877
Cost of Revenue:
  Direct cost of revenue                                439,475         107,043
  Employee costs                                        181,588          73,954
  Rent and occupancy costs                               20,012           8,405
  Amortization and depreciation                          49,676          24,904
                                                    -----------     -----------
         Cost of Revenue                                690,751         214,306
                                                    -----------     -----------

Gross profit (loss)                                      33,972         121,571

Expenses
   Administrative costs                                  85,279          50,921
   Employment costs                                      97,779          41,822
   Rent and occupancy costs                               6,671           3,469
   Interest expense                                      31,877          22,615
   Amortization and depreciation                            763             383
                                                    -----------     -----------
Total Costs                                             222,369         119,210
                                                    -----------     -----------

Income (Loss) before provision/income tax benefit      (188,397)          2,361

Provision/(benefit) of income taxes                          --              --
                                                    -----------     -----------

Net Income (Loss)                                   $  (188,397)    $     2,361
                                                    ===========     ===========

Loss per common share                               $     (0.04)    $        --
                                                    ===========     ===========

Weighted average shares outstanding                   4,900,000       4,900,000
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDER PRO LOGISTICS, INC.
                        Statement of Stockholders' Equity
                     For the six months ended June 30, 2001
                                   (unaudited)

                                      Common Stock      Additional
                                  -------------------    Paid In     Retained
                                    Shares    Amount     Capital     Earnings      Total
                                  ---------- -------- - ---------    --------     --------
Balance at December 31, 2000       4,900,000   $ 490    $ 398,559    $(296,639)   $ 102,410
Net loss                                                              (188,397)    (188,397)
                                   ---------   -----    ---------    ---------    ---------
Balance at June 30, 2001           4,900,000   $ 490    $ 398,559    $(485,036)   $ (85,987)
                                   =========   =====    =========    =========    =========

  The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Cash Flows
          for the six months and three months ended June 30, 2001
                                   (unaudited)

                                                          Six months         Three months
                                                            ended               ended
                                                         June 30, 2001       June 30, 2001
                                                         -------------       -------------
Net income (loss) from operations                          $(188,397)           $   2,381
Adjustments to reconcile net income from operations
  to net cash provided by (from) operating activities:
  Amortization and depreciation                               50,439               25,287
Changes in operating assets and liabilities
  (Increase) in accounts receivable                          (69,786)             (16,940)
  Decrease in due from officer and employee                    2,933
  Decrease in prepaid expenses                                 2,374
  Increase/(decrease) in bank overdraft                       46,837               (8,003)
  Increase/(decrease) in accounts payable                     29,376             (119,167)
  Increase/(decrease) in accrued liabilities                  74,061               33,798
                                                            ---------            ---------
        Net cash (used in) operating activities              (52,163)             (82,644)

Cash Flows from Investing Activities
  Acquisition of property, equipment and
       Other operating assets                                 (8,455)                (230)
                                                            ---------            ---------
        Net cash (used in) investing activities               (8,455)                (230)

Cash Flows from Financing Activities
  Proceeds from notes payable                                                       3,647
  Repayment of notes payable                                 (43,740)
  Repayment of due to officer                                (21,642)             (13,273)
  Proceeds from convertible debentures                       126,000               92,500
                                                           ---------            ---------
        Net cash provided by financing activities             60,618               82,874

Net increase in cash and cash equivalents                         --                   --
                                                           ---------            ---------

Cash and cash equivalents at beginning of period                  --                   --
                                                           ---------            ---------

Cash and cash equivalents at end of period                 $      --            $      --
                                                           =========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Interest expense                                           $  27,877            $  22,615
                                                           =========            =========
Issuance of debentures for software development            $  80,000            $  80,000
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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $296,639 for the period from inception through December 31, 2000, a loss of $188,397 for the six months ended June 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

Impact of Recently Issued Accounting Standards - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annual for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, due to the Company's limited amortizing intangible (purchased and internally developed software and customer lists) and their integral utilization in the business the impact is not expected to be material.

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

Amortization of the customer list for the six months and three months ending June 30, 2001 was $25,634 and $12,817, respectively.

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

NOTE 6. - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital and customer lists. In the first six months of 2001, the Company issued an additional $206,000 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the six months and three months ended June 30, 2001 was $6,069 and $4,713, respectively.

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
                     for the six months ended June 30, 2001
                                   (unaudited)

NOTE 7. - INCOME TAXES

At June 30, 2001, the Company has approximately $485,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of the loss for the six months ended June 30, 2001 resulted in a deferred income tax asset of approximately $0, after being offset by a valuation allowance of $77,100.

The income tax benefit for the six month period ended June 30, 2001 includes the following components:

                                                    For the Six Months
                                                          Ended
                                                      June 30, 2001
                                                      -------------
Current Income Taxes:
  Federal                                                $(64,000)
  State                                                   (13,000)
                                                         --------
                                                          (77,000)
Deferred Income Taxes:
  Federal                                                     (80)
  State                                                       (20)
                                                         --------
                                                             (100)
                                                         --------
Total Current and deferred income tax benefit             (77,100)
Increase in valuation allowance                            77,100
                                                         --------
Benefit (provision) for income taxes                     $      0
                                                         ========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

                                                    For the Six Months
                                                          Ended
                                                      June 30, 2001
                                                      -------------
Benefit (provision) at Federal statutory rate            $(64,000)
State income taxes, net of federal income
  tax benefit                                             (13,100)
                                                         --------
                                                          (77,100)
Increase in valuation allowance                            77,100
                                                         --------
Benefit (provision) for income taxes                     $      0
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

Future  realization  of the net deferred  tax assets is dependent on  generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 7.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                                          Expiration           Amount
                                          ----------          --------
     From December 31, 2000                  2020             $297,000
     From June 30, 2001                      2021              188,000
                                                              --------
          Total                                               $485,000
                                                              ========

The state realized net operating losses expire over the next five years with $297,000 expiring on 2005 and $188,000 expiring in 2006.

NOTE 8. - RELATED PARTY TRANSACTIONS

At June 30, 2001, the Company has a liability to an officer and director of the Company in the amount of $27,140. Substantially all of this amount was created by the Company's agreement to purchase certain customer lists and related data bases from the officer and director of the Company during 2000. The amount is being repaid over three years and bears interest at a rate of 7.0% per annum.

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

RESULTS OF OPERATIONS

The Company had net income of $2,361 for the three months ended June 30, 2001 and a loss of $188,397 for the six months ended June 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at June 30, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

Our operating margin for the six months ended June 30, 2001 was 4.7%. We anticipated that OrderPro would have the required capital to consolidate less than truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by our customer. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure our projected operating margins. We have proven that carriers will haul freight for lower rates when they are paid promptly. Other factors affecting margins are high fuel prices and our inability in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. We believe that we could meet our anticipated margins if we were adequately funded.

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

OPERATING EXPENSES

The primary expense is the cost paid to the truckers for moving the freight. These costs amount to 60.6% of revenues for the six months ended June 30, 2001 and 31.9% of revenues for the quarter ending June 30, 2001.

The second largest expense is for employees. Wages and benefits for the six months ending June 30, 2001 were 25.1% of revenues and for the quarter ending June 30, 2001 were 22.0% of revenues.

FINANCIAL CONDITION

The significant costs incurred to develop our proprietary software, as of December 31, 2000 was $117,861 in cash and common stock in the amount of $81,674
 . The balance due as of December 31, 2000 was $31,383. For the six months ended June 30, 2001 OrderPro incurred an additional $88,455 of software development costs. Of this amount $80,000 was paid by the issuance of convertible debentures. The total software development cost, after amortization, incurred by OrderPro through June 30, 2001 is $257,720. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both rapid payment of carriers and growth of the company this plan cannot be implemented. Currently, trade accounts receivables are less than trade accounts payable due to the use of cash to fund the growth of the company. If additional capital were not provided to OrderPro it is believed that full implementation of the strategic plan would be in jeopardy.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $837,576 at June 30, 2001. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding.

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

The audited financial statements, year ending December 31, 2000 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $296,639 for the period ended December 31, 2000, and has limited working capital reserves. For the first six months of 2001, OrderPro incurred an additional loss of $188.397. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern."

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