Form 10QSB/A
period 2001-09-30
ORDERPRO LOGISTICS INC
filed 2002-02-08
CIK 1116884

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements (Unaudited)

       Balance Sheet at September 30, 2001 ................................    1

       Statement of Operations for the nine months and three months
       ended September 30, 2001 ...........................................    2

       Statement of Stockholders' Equity for the nine months ended
       September 30, 2001 .................................................    3

       Statement of Cash Flows for the nine months and three months
       ended September 30, 2001 ...........................................    4

       Notes to Financial Statements ......................................    5

    Item 2. - Management's Discussion and Analysis ........................   11

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings .............................................   15
    Item 2. Changes in Securities and Use of Proceeds .....................   15
    Item 3. Default Upon Senior Securities ................................   15
    Item 4. Submission of Matters to a Vote of Security Holders ...........   15
    Item 5. Other Information .............................................   15
    Item 6. Exhibits and Reports on Form 8-K ..............................   15

SIGNATURES ................................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                               September 30, 2001
                                   (unaudited)

                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $   124,375
                                                                    -----------
        Current Assets                                                  124,375

Property and equipment, net of accumulated depreciation                  17,913
Purchased and internally developed software, net of amortization        283,363
Customer lists, net of amortization                                     311,882
Deposits                                                                150,000
                                                                    -----------

        Total Assets                                                $   887,533
                                                                    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   548,411
  Accrued liabilities                                                   154,308
  Bank overdraft                                                          1,526
  Notes payable                                                          62,000
  Due to Officer                                                         98,143
  Convertible debentures                                                336,000
                                                                    -----------
        Current Liabilities                                           1,200,388
                                                                    -----------
        Total Liabilities                                             1,200,388

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 4,900,000 shares                          490
  Additional paid in capital                                            398,569
  Accumulated deficit                                                  (711,904)
                                                                    -----------
        Total Stockholders' Equity (Deficit)                           (312,855)
                                                                    -----------
        Total Liabilities and Stockholders' Equity                  $   887,533
                                                                    ===========

The accompanying notes are an integral part of these financial state

                            ORDERPRO LOGISTICS, INC.

                            Statements of Operations
     For the nine months and three months ended September 30, 2001 and 2000
                                   (unaudited)

                                                Nine months ended                Three months ended
                                                  September 30,                     September 30,
                                           ---------------------------       ---------------------------
                                               2001            2000              2001            2000
                                           -----------     -----------       -----------     -----------
Revenue                                    $   684,426     $   468,174       $     3,289     $   468,174
Freight commissions                             50,999                             7,267
                                           -----------     -----------       -----------     -----------
                                               735,425         468,174            10,556         468,174
Cost of Revenue:
  Direct cost of revenue                       580,522         364,299           141,047         364,299
  Employee costs                               213,178          75,732            31,590          75,732
  Rent and occupancy costs                      21,451           9,669             1,772           9,669
  Amortization and depreciation                 74,514           5,064            24,838           5,064
                                           -----------     -----------       -----------     -----------
        Cost of Revenue                        889,665         454,764           199,247         454,764
                                           -----------     -----------       -----------     -----------
        Gross profit (loss)                   (115,789)         13,410          (188,691)         13,410

Expenses
  Administrative costs                          97,723          42,995            12,444          42,995
  Employment costs                             114,788          25,244            17,009          25,244
  Rent and occupancy costs                       7,150           3,223               479           3,223
  Interest expense                              40,219           5,083             7,863           5,083
  Amortization and depreciation                  1,145             414               382             414
                                           -----------     -----------       -----------     -----------
        Total Costs                            261,025          76,959            38,177          76,959
                                           -----------     -----------       -----------     -----------
Income (Loss) before provision/income
 tax benefit                                  (415,265)        (63,549)         (226,868)        (63,549)
Provision/(benefit) of income taxes                 --              --                --              --
                                           -----------     -----------       -----------     -----------
        Net Income (Loss)                  $  (415,265)    $   (63,549)      $  (226,868)    $   (63,549)
                                           ===========     ===========       ===========     ===========

Loss per common share                      $     (0.08)    $     (0.01)      $     (0.05)    $     (0.01)
                                           ===========     ===========       ===========     ===========
Weighted average shares outstanding          4,900,048       4,661,702         4,900,141       4,661,702
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

                            ORDER PRO LOGISTICS, INC.
                       Statements of Stockholders' Equity
                  For the nine months ended September 30, 2001
                                   (unaudited)

                                 Common Stock Additional
                                 -------------------------      Paid-in       Retained
                                   Shares         Amount        Capital       Earnings        Total
                                 ----------     ----------     ----------    ----------     ----------
Balance at May 12, 2000,
 (date of incorporation)          5,040,000     $      504     $  398,545                   $  399,049
Reorganization                     (140,000)           (14)            14
Net Loss                                                                     $  (63,549)       (63,549)
                                 ----------     ----------     ----------    ----------     ----------

Balance at September 30, 2000     4,900,000     $      490     $  398,559    $  (63,549)    $  335,500
                                 ==========     ==========     ==========    ==========     ==========

Balance at December 31, 2000      4,900,000     $      490     $  398,559    $ (296,639)    $  102,410
Net loss                                                                       (415,265)      (415,265)
                                 ----------     ----------     ----------    ----------     ----------

Balance at September 30, 2001     4,900,500     $      490     $  398,659    $ (711,904)    $ (312,855)
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

                            ORDERPRO LOGISTICS, INC.
                            Statements of Cash Flows
     For the nine months and three months ended September 30, 2001 and 2000
                                   (unaudited)

                                                             Nine months ended             Three months ended
                                                                September 30,                 September 30,
                                                          ------------------------      -----------------------
                                                             2001           2000           2001           2000
                                                          ---------      ---------      ---------      ---------
Net income (loss) from operations                         $(415,265)     $ (63,549)     $(226,868)     $ (63,549)
Adjustments to reconcile net income from Operations
 to net cash provided by (from) operating activities:
  Amortization and depreciation                              75,659          5,478         25,220          5,478
Changes in operating assets and liabilities
  Decrease/(Increase) in accounts receivable                106,888       (214,647)       176,674       (214,647)
  Decrease/(Increase) in due from officer and employee        2,933       (152,445)        68,903       (152,445)
  Decrease in prepaid expenses                                2,374             --             --             --
  (Increase in deposits                                          --       (150,000)            --       (150,000)
  Increase/(decrease) in bank overdraft                      (4,759)            --        (51,596)            --
  Increase(decrease) in accounts payable                     32,515        377,331          3,139        377,331
  Increase/(decrease) in accrued liabilities                105,278         16,492         31,217         16,492
                                                          ---------      ---------      ---------      ---------
        Net cash (used in) operating activities             (94,377)      (181,340)        26,689       (181,340)

Cash Flows from Investing Activities
  Acquisition of property, equipment and other
   operating assets                                         (45,244)       (93,106)       (36,789)       (93,106)
                                                          ---------      ---------      ---------      ---------
        Net cash (used in) investing activities             (45,244)       (93,106)       (36,789)       (93,106)

Cash Flows from Financing Activities
  Proceeds from notes payable                                62,000             --          8,000             --
  Repayment of notes payable                                (97,740)            --             --             --
  Proceeds from due to officers                              49,361                         2,100
  Proceeds from convertible debentures                      126,000             --             --             --
  Proceeds from sale of common stock                                       317,375                       317,375
                                                          ---------      ---------      ---------      ---------
        Net cash provided by financing activities           139,621        317,375         10,100        317,375
                                                          ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents                        --         42,929             --         42,929
                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents at beginning of period                 --             --             --             --
                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                $      --      $  42,929      $      --      $  42,929
                                                          =========      =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Interest expense                                        $  40,219      $   5,083      $   7,863      $   5,083
                                                          =========      =========      =========      =========
  Issuance of debentures for software                     $  80,000      $      --      $      --      $      --
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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $288,094 for the period from inception through December 31, 2000, a loss of $415,265 for the nine months ended September 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS - The  Company  accounts  for  impairment  of long-lived assets, consisting of property and equipment, purchased and internally developed software, and customer lists, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires that long-lived assets be continually reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of the assets may warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. The Company would record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows on a per transaction basis using a discount rate commensurate with the risks involved. The estimated future cash flows associated with long-lived assets are greater than the carrying value of such assets and no impairment loss needs to be recognized.

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

NOTE 4. - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER LIST (CONTINUED)

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

The purchased customer lists utilized by the Company were purchased in the quarter ended December 31, 2000 from third parties and in part from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782 which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000. These customer lists are beng amortized over there expected useful lives of seven years.

Amortization of the customer list for the period ended September 30, 2001 was $38,451.

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

NOTE 6. - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital and customer lists. In the first nine months of 2001, the Company issued an additional $206,000 of debentures. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the nine months and three months ended September 30, 2001 was $16,381 and $6,312, respectively.

NOTE 7. - INCOME TAXES

At September 30, 2001, the Company has approximately $711,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of the loss for the period ended September 30, 2001 resulted in a deferred income tax asset of approximately $0, after being offset by an equal valuation allowance of $161,000.

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
     For the nine months and three months ended September 30, 2001 and 2000
                            (Continued) (unaudited)

NOTE 7. - INCOME TAXES (CONTINUED)

The income tax benefit for the nine month period ended September 30, 2001 and 2000 includes the following components:

                                                  For the Nine Months Ended
                                                         September 30,
                                                   -----------------------
                                                      2001          2000
                                                   ---------     ---------
Current Income Taxes:
  Federal                                          $(131,000)    $ (20,000)
  State                                              (30,000)       (5,000)
                                                   ---------     ---------
                                                    (161,000)      (25,000)

Deferred Income Taxes:
  Federal                                                 --           (80)
  State                                                   --           (20)
                                                   ---------     ---------
                                                          --          (100)
                                                   ---------     ---------
Total Current and deferred income tax benefit       (161,000)      (25,100)
Increase in valuation allowance                     (161,000)       25,100
                                                   ---------     ---------
Benefit (provision) for income taxes               $       0     $       0
                                                   =========     =========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

                                                  For the Nine Months Ended
                                                         September 30,
                                                  -------------------------
                                                     2001           2000

Benefit (provision) at Federal statutory rate     $(141,000)     $ (21,600)
State income taxes, net of federal income
  tax benefit                                       (20,000)        (4,000)
                                                  ---------      ---------
                                                   (161,000)       (25,100)
Increase in valuation allowance                    (161,000)        25,100
                                                  ---------      ---------
Benefit (provision) for income taxes              $       0      $       0
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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
     For the nine months and three months ended September 30, 2001 and 2000
                            (Continued) (unaudited)

NOTE 7. - INCOME TAXES (CONTINUED)

Future  realization  of the net deferred  tax assets is dependent on  generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 7.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The Federal realized net operating losses expire over the next 20 years, as follows:

                                     Expiration       Amount
                                     ----------      --------
From December 31, 2000                  2020         $296,000
From September 30, 2001                 2021          415,000
                                                     --------
    Total                                            $711,000
                                                     ========

The state realized net operating losses expire over the next five years with $296,000 expiring in 2005 and $415,000 expiring in 2006

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

At September 30, 2001, the Company has a liability to the officer and director of the Company in the amount if $98,143. A portion of this amount was created by the Company's agreement to purchase certain customers lists and related data bases from the officer and director in 2000 and by advances from the officer and director during 2001. The amount is being paid over three years and bears interest at a rate of 7.0%.

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

RESULTS OF OPERATIONS

The Company had a net loss $226,868 for the three months ended September 30, 2001 and a loss of $415,265 for the nine months ended September 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at September 30, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

During the third quarter of 2001 OrderPro devoted substantially all of its attention to capital formation and interim financing and substantially less effort was devoted to the development of the customer base while at the same time the general down turn in the overall economy has deeply depressed the third quarter revenue. Revenues for the third quarter reflect a reduction of $71,885 for credits issued in settlement with customers for services performed by OrderPro during the first and second quarters of 2001. Additionally, during the third quarter of 2001 OrderPro settled some outstanding disputed freight charges in the amount of $94,796 from the first and second quarters of 2001. These charges are included in the direct cost of revenue for the nine months ended September 30, 2001.

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

At the end of the quarter management began an aggressive marketing strategy designed to add additional customers to the revenue base. During November and December multi-year contracts were signed with two new logistics customers. These customers are The Shane Group of Hillsdale, MI, and A & B Process Systems of Stratford, WI. If OrderPro had adequate operating capital, The Shane Group and A&B Process Systems will increase operating margins. Many of the shipments from these companies are less than full truckload shipments. Less than full truckload shipments are transferred at a higher rate than full truckload shipments. If we had adequate operating capital we could consolidate less than full truckload shipments into full truckload shipments. The cost of a full truckload shipment is less. Therefore, sales to customers are at a higher rate whereas cost to OrderPro is at a lower rate resulting in an increase in the gross operating margin. Each of these customers has a nation-wide presence and management believes that it will increase both the revenue base and the operating margin. Hence, management expects improved operating results during the year 2001. We currently have 40 customers as of September 30, 2001. Our marketing focus has been the maintenance of the existing customer base. Until additional capital has been developed, OrderPro Logistics, Inc. will remain in its current mode of protecting and maintaining its existing customer base. Once additional operating capital is acquired, we expect to gain one new logistic customer (a customer that utilizes our on-site management services) every three months and two new brokerage customer(s) (customers utilizing only our call in services for freight orders) each month. We expect these percentages, which are 95% brokerage and 5% logistic, to remain constant. Presently, none of our customers utilize both our brokerage and logistic services at the same time.

Our operating margin during 2000 was 4.4% and we anticipated it to be 22%. Our operating margin for the nine months ended September 30, 2001 was a negative 20%. We anticipated that OrderPro would have the required capital to consolidate less than truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by our customer. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure our projected operating margins. We have proven that carriers will haul freight for lower rates when they are paid promptly. Other factors affecting margins are high fuel prices and our inability in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. We believe that we could meet our anticipated margins if we were adequately funded.

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

OPERATING EXPENSES

The primary expense is the cost paid to the truckers for moving the freight. These costs amount to 78.9% of revenues for the nine months ended September 30, 2001 and 78.0% of revenues for the quarter ending September 30, 2000.

The second largest expense is for employees. Wages and benefits for the nine months ending September 30, 2001 were 44.6% of revenues and for the quarter ending September 30, 2000 were 16.2 % of revenues.

During the third quarter 2000 (the first quarter of operations by OrderPro Logistics) operating expenses reflected the costs associated with funding our growth and effectuating the reverse merger. Administrative costs were higher due to one-time costs incurred in the reverse merger and travel costs associated with the marketing strategy implemented at the end of the quarter. One time costs incurred in the reverse merger include professional fees of $10,000 or 1.2% of 2000 revenues. Travel costs associated with the marketing strategy were $ 8,000, which is 1% of 2000 revenues. Employee costs reflect the addition of the new personnel necessary to effectively manage and operate OrderPro Logistics as the marketing strategy is implemented. As new customers are signed to contracts additional personnel are required for both on-site and in supporting services. During the fourth quarter of 2000 hiring and training for all administrative functions was completed. Additional hiring and training of on-site and support personnel will continue as needed to fulfill contractual obligations with new customers.

FINANCIAL CONDITION

During the third quarter of 2000 OrderPro Logistics began the process of increasing equity capital to fund the growth of the company. Our strategic plan requires additional capital to gain market acceptance with both carriers and customers. The amount of capital needed to gain market acceptance is $4,000,000, which means that OrderPro can increase the number of truckers who want to move freight for our customers by implementing a rapid payment program. The increase in the number of truckers available to move freight for OrderPro will allow us to move more freight for our customers.

The significant costs incurred to develop our proprietary software, as of December 31, 2000 was $117,861 in cash and common stock in the amount of $81,674. The balance due as of December 31, 2000 was $31,383. For the nine months ended September 30, 2001 OrderPro incurred an additional $124,743 of software development costs. Of this amount $80,000 was paid by the issuance of convertible debentures. The total software development cost, after amortization, incurred by OrderPro through September 30, 2001 is $283,363. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both rapid payment of carriers and growth of the company this plan cannot be implemented. Currently, trade accounts receivables are less than trade accounts payable due to the use of cash to fund the growth of the company. During the third quarter of 2000 $84,080 was loaned to OrderPro's founder. The loan to the founder had been partially repaid by December 31, 2000. During the fourth quarter OrderPro Logistics raised an additional $50,000 through the sale of 10% a convertible debenture and issued $80,000 of debentures to the founder for his ownership in the customer lists. The debenture is convertible into 433,333 common shares of stock at $.30 per share. If additional capital were not provided to OrderPro it is believed that full implementation of the strategic plan would be in jeopardy.

LIQUIDITY AND CAPITAL RESOURCES

Net of the overdrafts, cash used by operations was $89,618 for the period ended September 30, 2001, compared to net cash used by operations of $98,372 for the period ended December 31, 2000.

OrderPro Logistics has working deficit capital (current assets less current liabilities) of $(1,076,013) and $(611,163) as of September 30, 2001 and December 31, 2000 respectively.

The audited financial statements, year ending December 31, 2000 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $296,639 for the period ended December 31, 2000, and has limited working capital reserves. For the first nine months of 2001, OrderPro incurred an additional loss of $415,265. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern.

To date, OPLI has financed its operations principally through the sales its services and the placement of a convertible debenture. OrderPro believes that it will need $500,000 of additional capital to continue its operations through December 31, 2002. During the first nine months of 2001 we issued $206,000 of convertible debentures. Of this amount $80,000 was issued for services to third parties. During this same period the company reduced its note payable from $97,740 to $62,000. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OPLI may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations from October 1, 2001 through September 30, 2002 is $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. Some of our suppliers were willing to convert the amount we owe them to convertible debentures or common stock. Accordingly, we have increased our debentures by $303,175 of which $256,175 is converted accounts payable. If the debenture holders elect not to convert to common stock, OrderPro will need an additional $639,1757 plus interest to meet its obligations.

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