Form 10KSB
period 2001-12-31
ORDERPRO LOGISTICS INC
filed 2002-05-28
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                   Act of 1934

                   For the fiscal year ended December 31, 2001

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The registrant's revenues for its most recent fiscal year were $895,020

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of April 13, 2001 is 4,941,667.

The following documents are herein incorporated by reference: None

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

The current market in transportation is comprised primarily of traditional LTL (Less than Truckload) and Truckload carriers. According to an article in TRANSPORT TOPICS (6/19/00 edition) Trucking Companies Fertile Ground For Internet Boom; 72% of all trucking companies operated six or fewer trucks and even a company as large as Schneider National with annual revenue close to $3 billion-garnered a relatively insignificant share of an estimated $450 billion spent each year on transportation. By creating a new niche in the market, our company will take advantage of the prospect base for both its services and products. There are thousands of manufacturers and distribution companies comprising this prospect base. We will offer much of our freight shipment business to the trucking have-nots, those without Internet capability. Our company will provide these carriers with a competitive level playing field when they work within its system. We will demonstrate to our customers how hidden profits exist for their enterprise when its expertise and proprietary software is brought into play. Our company has concentrated on small to medium sized manufacturers in the mid-western United States and will be expanding throughout the southeastern and western United States during 2002 and 2003. The current market potential for the our services is believed to be about $450,000,000 by virtue of offering third party logistics in combination with leading edge technology via the Internet.

Revenue growth is dependent upon both adding new logistics and freight brokerage customers in addition to growth of existing customer sales. During the first half year, ending December 2000, we have added two new manufacturing businesses as logistics clients. These new customers will provide the initial volume of business to achieve the growth plan for 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our current facilities, located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona are expected to be adequate through 2002. Provisions have been made and we have a commitment for additional space in the building for expansion purposes if needed. Corporate headquarters expansion and related overhead is minimal and disproportionate as we grow.

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

RESULTS OF OPERATIONS

We continued to have limited operations for the year ended December 31, 2001 with revenue of $895,020 and a loss of $550,565. We have had limited operations in 2000, had losses of $296,639 on revenues of $809,872 for the period from inception through December 31, 2000, and has limited working capital reserves. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at December 31, 2001 were essentially depleted. We plan to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

Our operating margin is less than originally anticipated due to overall negative marketing conditions within the trucking industry, the higher price of diesel fuel, and difficulties in achieving load consolidation. Load consolidation has a direct relationship to operating margin. During 2001 and 2000 fewer owner-operators were willing to haul loads due to such higher fuel costs. Pricing to customers was not readily adjustable due to contractual restrictions and the competitive environment.

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

Our operating margins during 2001 and 2000 were (4.2)% and 4.4%, respectively and we anticipated it to be 22%. We anticipated that OrderPro would have the required capital to consolidate less than truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by our customer. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure our projected operating margins. We will continue to have substantial underutilization until the capital requirements have been meet. We have proven that carriers will haul freight for lower rates when they are paid promptly. Other factors affecting margins are high fuel prices and our inability in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. We believe that we could meet our anticipated margins if we were adequately funded.

Revenue is derived from the brokerage of freight services. A customer either contacts OrderPro's central dispatch or contacts our on-site representative with details of freight that needs to be moved by truck.

Additional revenue is earned in that we provide our customers savings in shipping costs and we share that savings with the customer.

OPERATING EXPENSES

The primary expense is the cost paid to the truckers for moving the freight. These costs amounted to 77.0% and 80.3% of revenues for the year ended December 31, 2001 and the short year ending December 31, 2000, respectively.

The second largest expense is for employees. Wages and benefits for the two periods were 12.7% and 11.2% of revenues in 2001 and 2000, respectively.

Operating costs were down in 2001 compared to the annualized operating costs during 2000. As a percentage of revenue during 2001 administrative costs was 26.3% compared to 17.3% for the short period 2000. During the 2000 (the first two quarters of operation by OrderPro Logistics) operating expenses reflected the costs associated with funding our growth and effectuating the reorganization. Administrative costs were higher due to one-time costs incurred in the reverse merger and travel costs associated with the marketing strategy implemented at the end of the quarter. One time costs incurred in the reorganization include professional fees of $10,000 or 1.2% of 2000 revenues. Travel costs associated with the marketing strategy were $ 8,000, which is 1% of 2000 revenues. Employee costs reflect the addition of the new personnel necessary to effectively manage and operate OrderPro Logistics as the marketing strategy is implemented. As new customers are signed to contracts additional personnel are required for both on-site and in supporting services. During the fourth quarter of 2000 hiring and training for all administrative functions was completed. Additional hiring and training of on-site and support personnel will continue as needed to fulfill contractual obligations with new customers.

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

Our proprietary software system was not completed during 2001. We anticipate that the software system will be completed during the third quarter of 2002. The new system is accessible via the Internet, and can be operated through the Internet from virtually any location worldwide. Features include direct access to our rate quotation system. Customers can access our Rate Quotation system via the Internet to determine their freight cost, and in the case of our logistics customers can actually establish pricing features that provide for built in profit for all shipments. Additional features include direct access to our system from the customer's location for the entry of freight orders. It also has a feature for the direct entry of the bill of lading, which is a document required for all shipments. Other features include: tracing of shipments in process, and issuing of management reports for cost and on time performance. Our operations and management personnel have a full range of functions available for the management of all dispatch functions. The system provides for transfer of accounting data to QuickBooks through an interface feature. QuickBooks is an accounting system used by many small to medium sized companies, making our software even more attractive to this prospect base. We expect that our system will be one of the primary features a prospective client will consider, when entering into a contract with us to provide our services.

FINANCIAL CONDITION

Throughout OrderPro Logistics operating history its was in the process of increasing equity capital to fund the growth of the company. Our strategic plan requires additional capital to gain market acceptance with both carriers and customers. The amount of capital needed to gain market acceptance is $4,000,000, which means that OrderPro can increase the number of truckers who want to move freight for our customers by implementing a rapid payment program. The increase in the number of truckers available to move freight for OrderPro will allow us to move more freight for our customers.

The significant costs incurred to develop our proprietary software, as of December 31, 2000 was $117,861 in cash and a common stock convertible debenture in the amount of $81,674. The balance due as of December 31, 2000 was $31,383.50. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both rapid payment of carriers and growth of the company this plan cannot be implemented. Currently, trade accounts receivables are less than trade accounts payable due to the use of cash to fund the growth of the company. During 2001 and 2000, $50,235 and $84,080 was loaned to OrderPro's founder. During the fourth quarter OrderPro Logistics raised an additional $50,000 through the sale of 10% convertible debenture and issued $80,000 of debentures to the founder for his ownership in the customer and vendor data. The Company issued an additional $429,175 of debentures for cash and services during 2001. The debenture is convertible into 2,088,917 common shares of stock at $.30 per share. If additional capital were not provided to OrderPro it is believed that full implementation of the strategic plan would be in jeopardy.

SEASONALITY

We do not experience seasonal fluctuation other than weather related slowdowns.

LIQUIDITY AND CAPITAL RESOURCES

We had a net working capital deficit of $1,192,000 at December 31, 2001. Our company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding. This note is due and payable in October, 2002 and is secured by the pledge of trade accounts receivable.

Our company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. We raised approximately $496,675, for working capital through the issuance of convertible debentures for cash and services during 2001. We are presently negotiating with sources for additional equity capital to allow it to expand the current level of operations.

There can be no assurances that OPLI will be successful in obtaining such capital.

Net of the overdrafts, cash used by operations was $375,442 for the period ended December 31, 2001.

OrderPro Logistics has a working deficit capital (current assets less current liabilities) of $(1,192,000) as of December 31, 2001.

The audited financial statements, for the periods ending December 31, 2001 and 2000 have been prepared assuming that OrderPro Logistics will continue as a going concern. Operations commenced in 2000 with losses of $296,639 for the period ended December 31, 2000, and losses of $550,656 for the year ended December 31, 2001 and has limited working capital reserves. We expect to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about OrderPro Logistics ability to continue as a going concern.

To date, OrderPro Logistics has financed its operations principally through the sale its services and the placement of a convertible debenture. OrderPro believes that it has and will have sufficient cash flow to continue its operations through December 31, 2002. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OrderPro Logistics may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations through December 31, 2002 are $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. During 2001, some of our suppliers converted the amount we owe them to convertible debentures. Accordingly, we have increased our debentures by $429,175 of which $268,175 is converted accounts payable. If the debenture holders elect not to convert to common stock, OrderPro will need an additional $626,175 plus interest to meet its obligations.

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

Specific use of the $600,000 would be $150,000 to pay truckers for services provided and $450,000 would be used to pay all other current operating expenses of OrderPro.

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of OPLI are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

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

Name                    Age    Position
----                    ---    --------
Richard L. Windorski     61    President, Chief Executive Officer and Director
Robert Kuchowicz         59    Logistics Operations Manager
Patricia L. Robinson     58    Chief Accounting Office, Director

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

Ms. Patricia L. Robinson is Chief Accounting Office and has a extensive educational background in accounting and related fields and has held various accounting and financial positions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our company's Common Stock as of the date of this filing by:

(i) each stockholder known by OPLI to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of OPLI and (iii) all directors and officers as a group. The percentages shown are based on the 4,941,667 shares of common stock outstanding as of the date of this filing.

All those named in the following table can be contacted through OrderPro Logistics, Inc 7400 N. Oracle Road Suite 372, Tucson, AZ 85704


                                                               Percentage
Name                                 Number of Shares     Beneficially Owned (1)
----                                 ----------------     ----------------------
Richard L.Windorski (2)                  2,812,000               56.9%
Alvan W.Lafrenz                            200,000                4.0%
RER Consulting, Inc. (3)                   245,000                5.0%
Econometric Consultants, Inc. (3)          245,000                5.0%
All officers and directors as a
 group (1 person)                        2,812,000               56.9%

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Articles of Incorporation with Amendments filed with the Form 10SB on June 21, 2000 and incorporated by reference.

3.2 By Laws filed with the Form 10SB on June 21, 2000 and incorporated by reference.

10. Merger and Plan of Reorganization filed in an 8-K on October 17, 2000 and incorporated by reference.

10.1 Convertible Debenture filed with the SB-2 on January 16, 2001 and incorporated by reference.

(b) Reports on Form 8-K

None

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ORDERPRO LOGISTICS, INC






May 24, 2002                  /s/ Richard L. Windorski
                              --------------------------------------------------
                              Richard L. Windorski, Director and President
                              Chief Executive Officer, Chief Financial Officer


May 24, 2002                  /s/ Patricia Robinson
                              --------------------------------------------------
                              Patricia Robinson, Principal Accounting Officer,
                              Director, Secretary, and Treasurer

                            ORDERPRO LOGISTICS, INC.
                                DECEMBER 31, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent  Auditors' Report                                              F-2
Consolidated Financial Statements
  Balance Sheet as of December 31, 2001                                    F-3
  Statements of Operations for the two years ended December 31, 2001       F-4
  Statements of Stockholders Equity for the two years ended
    December 31, 2001                                                      F-5
  Statements of Cash Flows for the two years ended December 31, 2001       F-6
  Notes to Financial Statements                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF
ORDERPRO LOGISTICS, INC.

We have audited the accompanying balance sheet of OrderPro Logistics, Inc. (the Company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from May 12, 2000 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrderPro Logistics, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from May 12, 2000 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company commenced operations in 2000, had losses of $296,639 for the period from May 12, 2000 to December 31, 2000, incurred an additional loss of $550,565 for the year ended December 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                    /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
May 24,2002

                            OrderPro Logistics, Inc.
                                  Balance Sheet
                                December 31, 2001

                                     ASSETS

Current Assets
  Cash and cash equivalents                                         $     5,575
  Accounts receivable - trade, net of allowance for
    doubtful accounts                                                    10,282
                                                                    -----------
Current Assets                                                           15,857

Property and equipment, net of accumulated depreciation                  15,787

Purchased and internally developed software, net of amortization        291,494
Customer and vendor data, net of amortization                           299,064
Deposits                                                                150,000
                                                                    -----------

      Total Assets                                                  $   772,202
                                                                    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                    $    15,393
  Accounts payable                                                      215,410
  Accrued liabilities                                                   189,362
  Note payable                                                           62,000
  Due to officer                                                         99,017
  Convertible debentures                                                626,675
                                                                    -----------
  Current Liabilities                                                 1,207,857
                                                                    -----------
      Total Liabilities                                               1,207,857

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding 4,941,167 and 4,900,000 shares at
    December 31, 2001 and 2000 494
  Additional paid in capital                                            411,055
  Accumulated deficit                                                  (847,204)
                                                                    -----------
      Total Stockholders' Equity (Deficit)                             (435,655)
                                                                    -----------

      Total Liabilities and Stockholders' Equity                    $   772,202
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Operations
                    for the year ended December 31, 2001 and
         the period from May 12, 2000 (Inception) to December 31, 2000

                                                      For the period ended
                                                           December 31,
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
Revenue                                           $   895,020       $   809,872

Cost of Sales:
  Direct cost of revenue                              688,818           650,414
  Employee costs                                      114,370            90,734
  Rent and occupancy costs                             22,538            13,450
  Amortization and depreciation                       107,459            19,141
                                                  -----------       -----------
      Cost of Goods Sold                              933,185           773,739
                                                  -----------       -----------

Gross Profit (Loss)                                   (38,165)           36,133

Expenses
  Administrative costs                                235,789           140,171
  Employee costs                                      212,401           171,408
  Rent and occupancy costs                             12,138             4,483
  Interest expense                                     50,542            15,940
  Amortization and depreciation                         1,530               770
                                                  -----------       -----------
      Total Costs                                     512,400           332,772
                                                  -----------       -----------

Loss before income tax benefit                       (550,565)         (296,639)

Benefit of income taxes                                    --                --
                                                  -----------       -----------

Net Loss                                          $  (550,565)      $  (296,639)
                                                  ===========       ===========
Loss per common share
    Basic                                         $     (0.11)      $     (0.06)
                                                  ===========       ===========
    Diluted                                       $     (0.11)      $     (0.06)
                                                  ===========       ===========
Weighted average shares outstanding
    Basic                                           4,939,954         4,755,794
                                                  ===========       ===========
    Diluted                                         4,939,954         4,755,794
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                        Statement of Stockholders' Equity
                    for the year ended December 31, 2001 and
         the period from May 12, 2000 (Inception) to December 31, 2000

                                    Common Stock         Additional
                               ---------------------       Paid In      Accumulated
                                 Shares       Amount       Capital        Deficit        Total
                               ----------    -------      ----------     ----------    ----------
Balance at May 12, 2000
  (date of incorporation)       5,040,000    $   504      $  398,545                   $  399,049

Recapitalization                 (140,000)       (14)             14

Net loss                                                                 $ (296,639)     (296,639)
                               ----------    -------      ----------     ----------    ----------

Balance at December 31, 2000    4,900,000        490         398,559       (296,639)      102,410
                               ----------    -------      ----------     ----------    ----------
Conversion of debentures to
   common stock                    41,667          4          12,496                       12,500

Net loss                                                                   (550,565)     (550,565)
                               ----------    -------      ----------     ----------    ----------

Balance at December 31, 2001    4,941,667    $   494      $  411,055     $ (847,204)   $ (435,655)
                               ==========    =======      ==========     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                             Statement of Cash Flows
                    for the year ended December 31, 2001 and
          the period from May 12, 2000 (Inception) to December 31, 2000

                                                           For the period ended
                                                               December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------   ---------
Loss from operations                                      $(550,565)  $(296,639)

Adjustments to reconcile net income from operations
 to net cash provided by (from) operating activities:
   Amortization and depreciation                            108,989      19,911
   Allowance for doubtful accounts                           18,103
Changes in operating assets and liabilities
   Decrease/(increase) in accounts receivable               202,878    (231,263)
   Decrease/(increase) in due from officer and employee       2,933      (2,933)
   Decrease/(increase) in prepaid expenses                    2,374      (2,374)
   (Increase) in deposits                                        --    (150,000)
   Increase in bank overdraft                                 9,108       6,285
   Increase/(decrease) in accounts payable                 (300,486)    515,896
   Increase in accrued liabilities                          140,332      49,030
                                                          ---------   ---------
        Net cash (used)by operating activities             (366,334)    (92,087)

Cash Flows from Investing Activities
  Acquisition of property, equipment, software and
    customer and vendor data                                (71,761)   (421,810)
                                                          ---------   ---------
        Net cash (used in) investing activities             (71,761)   (421,810)

Cash Flows from Financing Activities
  Proceeds from notes payable                                62,000      97,740
  Repayment of notes payable                                (97,740)         --
  Proceeds from due to officer                               50,235      48,782
  Proceeds from convertible debentures                      429,175      50,000
  Proceeds from sale of common stock                             --     317,375
                                                          ---------   ---------
        Net cash provided by financing activities           443,670     513,897
                                                          ---------   ---------

Net increase in cash and cash equivalents                     5,575          --
Cash and cash equivalents at beginning of period                 --          --
                                                          ---------   ---------

Cash and cash equivalents at end of period                $   5,575   $      --
                                                          =========   =========
Supplemental cash flow information:
  Interest paid                                                       $  12,661
  Noncash investing and financing activities:
   Capitalized software acquired for common stock                     $  81,674
   Capitalized software and customer and vendor data
     Acquired for convertible debentures                  $  80,000   $  80,000
   Common stock issued for debentures                     $  12,500

The accompanying notes are an integral part of these financial statements.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the year ended December 31, 2001 and
          the period from May 12, 2000 (Inception) to December 31, 2000

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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000 and 2001, had losses of $288,094 and $550,565, respectively for the periods ended December 31, 2000 and 2001, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at December 31, 2001 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the year ended December 31, 2001 and
          the period from May 12, 2000 (Inception) to December 31, 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer and Vendor Data - The Company purchased customer and vendor data and related database information that is used to speed order matching and the pricing process. This database is being amortized over its estimated useful life of seven years.

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

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the year ended December 31, 2001 and
          the period from May 12, 2000 (Inception) to December 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       December 31,
                                                -------------------------
                                                   2001            2000
                                                ---------        --------
       Computers                                $  13,772        $ 13,772
       Furniture and equipment                     11,299          11,299
                                                ---------        --------
                                                   25,071          25,071
       Less: accumulated depreciation               9,284           3,079
                                                ---------        --------
                                                $  15,787         $21,992
                                                =========        ========

Depreciation and amortization expense for the periods ended December 31, 2001 and 2000 was $6,205 and $3,079, respectively.

NOTE 4 - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER AND VENDOR
         DATA

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

Purchased and internally developed software consist of the following:

                                                     December 31,
                                                ----------------------
                                                   2001         2000
                                                ---------    ---------
       Software                                 $ 342,236    $ 199,535
                                                ---------    ---------
                                                  342,236      199,535
       Less: accumulated depreciation              50,742        8,287
                                                ---------    ---------
                                                $ 291,494     $191,248
                                                =========    =========

Amortization expense for the periods ended December 31, 2001 and 2000 was $42,455 and $8,287, respectively.

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the year ended December 31, 2001 and
          the period from May 12, 2000 (Inception) to December 31, 2000

NOTE 4 - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER AND VENDOR DATA (CONTINUED)

The purchased customer and vendor data utilized by the Company were purchased in the period ended December 31, 2000 from third parties and in part from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782 which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000.

Amortization of the customer and vendor data for the periods ended December 31, 2001 and 2000 was $51,268 and $8,545, respectively.

NOTE 5 - NOTES PAYABLE

At December 31, 2000, the Company has a revolving loan agreement with a credit lender under which it can borrow up to 50% percentage of the accounts receivable outstanding. The agreement was in default at December 31, 2000 as a result of the slow payment by a major customer. This line has subsequently been paid off by a replacement note with a new lender. This new note bears interest at a rate of 10% per annum, is due and payable in October, 2002, and is secured by the pledge of the trade accounts receivable.

NOTE 6 - CONVERTIBLE DEBENTURES

In November 2000, the Company issued $130,000 of convertible debentures to two stockholders of the Company in exchange for operating capital and customer lists. These debentures bear interest at a rate of 10% per annum and are due in November 2001. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. During 2001, $12,500 of debentures were converted into 41,667 shares of common stock. The Company issued an additional $509,175 of debentures during 2001. Interest expense for the periods ended December 31, 2001 and 2000 was $30,456 and $625, respectively.

NOTE 7 - INCOME TAXES

At December 31, 2000, the Company has approximately $847,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $0, after being fully offset by an equal valuation allowance.

Income tax benefit for the periods ended December 31, 2001 and 2000 include the following components:

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the year ended December 31, 2001 and
          the period from May 12, 2000 (Inception) to December 31, 2000

NOTE 7 - INCOME TAXES (CONTINUED)

                                                              December 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
    Current Income Taxes:
      Federal                                          $ (187,000)   $ (100,000)
      State                                               (39,000)      (20,000)
                                                       ----------    ----------
                                                         (226,000)     (120,000)
    Deferred Income Taxes:
      Federal                                                  --          (160)
      State                                                    --           (40)
                                                       ----------    ----------
                                                               --          (200)
                                                       ----------    ----------
    Total current and deferred income tax benefit        (226,000)     (120,200)
    Increase in valuation allowance                       226,000       120,200
                                                       ----------    ----------
    Benefit (provision) for income taxes               $       --    $       --
                                                       ==========    ==========

Income tax expense differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:

    Computed expected tax expense                      $ (187,000)   $ (100,000)
    Increase in income taxes resulting from:
     State income taxes, net of Federal income
        tax benefit                                       (39,000)      (20,200)
                                                       ----------    ----------
    Total current and deferred income tax benefit      $ (226,000)   $ (120,200)
                                                       ==========    ==========

The tax effects of temporary differences that give rise to a deferred tax asset at December 31, 2000 is the excess of financial statement deduction over tax amortization of organizational expenses. The deferred tax asset is $200 to be recognized for tax purposes over the next 52 months.

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 7.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The Federal realized net operating losses expire over the next 20 years, and the state realized net operating losses expire over the next five years, as follows:

                                           Federal        State
        Expiration                         Amount         Amount
        ----------                        ---------      ---------
           2006                                          $ 296,000
           2007                                            551,000
           2021                           $ 296,000
           2022                             551,000
                                          ---------      ---------
           Total                          $ 847,000      $ 847,000
                                          =========      =========

                            OrderPro Logistics, Inc.
                          Notes to Financial Statement
                    for the year ended December 31, 2001 and
          the period from May 12, 2000 (Inception) to December 31, 2000

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

At December 31, 2000, the Company has a liability to the officer and director of the Company in the amount of $48,782. Substantially all of this amount was created by the Company's agreement to purchase certain customer and vendor data and related data bases from the officer and director. During 2001 the majority stockholder advanced an additional $50,542. The amount is being paid over three years and bears interest at a rate of 7.0% per annum.

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

NOTE 11 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share has been adjusted to give effect to the stock split as a result of the reorganization as of May 12, 2000. The diluted share base for the periods ended December 31, 2001 and 2000 exclude the shares related to the exercise of the conversion right under the debentures of 2,088,917 and 433,333 shares, respectively, due to the antidilutive effect as a result of the Company's losses for the periods.