Form 10QSB
period 2002-03-31
ORDERPRO LOGISTICS INC
filed 2002-06-03
CIK 1116884

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


For the Quarter Ended March 31, 2002          Commission File Number 0-30857


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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements (Unaudited)

       Balance Sheet at March 31, 2002 ....................................    1

       Statement of Operations for the three months
       ended March 31, 2002 and 2001 ......................................    2

       Statement of Stockholders' Equity for the three months
       ended March 31, 2001 ...............................................    3

       Statement of Stockholders' Equity for the three months
       Ended March 31, 2002 and 2001 ......................................    4

       Statement of Cash Flows for the three months
       ended March 31, 2001 ...............................................    5

       Notes to Financial Statements ......................................    6

   Item 2. - Management's Discussion and Analysis .........................   10

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings .............................................   12
    Item 2. Changes in Securities and Use of Proceeds .....................   12
    Item 3. Default Upon Senior Securities ................................   12
    Item 4. Submission of Matters to a Vote of Security Holders ...........   12
    Item 5. Other Information .............................................   12
    Item 6. Exhibits and Reports on Form 8-K ..............................   12

SIGNATURES ................................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                                  Balance Sheet
                                 March 31, 2002
                                   (unaudited)

                                     ASSETS

Current Assets
  Accounts receivable - trade                                       $     7,754
                                                                    -----------
     Current Assets                                                       7,754

Property and equipment, net of accumulated depreciation                  14,236

Purchased and internally developed software, net of amortization        287,236
Customer and vendor data, net of amortization                           286,247
Deposits                                                                150,000
                                                                    -----------
     Total Assets                                                   $   745,473
                                                                    ===========

                  LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   142,962
  Accrued liabilities                                                   142,133
  Bank overdraft                                                         29,300
  Notes payable                                                          62,000
  Due to officer                                                        214,170
  Convertible debentures                                                218,675
                                                                    -----------
  Current Liabilities                                                   809,240
                                                                    -----------
     Total Liabilities                                                  809,240

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 8,742,631 shares                          874
  Additional paid in capital                                          1,578,214
  Accumulated deficit                                                (1,642,855)
                                                                    -----------
     Total Stockholders' Equity (Deficit)                               (63,767)
                                                                    -----------
     Total Liabilities and Stockholders' Equity                     $   745,473
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Operations
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                   For the three months ended
                                                           March 31,
                                                  -----------------------------
                                                      2002              2001
                                                  -----------       -----------

Revenue                                           $    22,888       $   388,846

Cost of Revenue:
  Direct cost of revenue                               19,166           332,432
  Employee costs                                       39,416           107,634
  Rent and occupancy costs                              4,856            11,607
  Amortization and depreciation                        26,542            24,772
                                                  -----------       -----------
         Cost of Revenue                               89,980           476,445
                                                  -----------       -----------

Gross profit (loss)                                   (67,092)          (87,599)

Expenses
   Administrative costs                               108,493            34,358
   Employment costs                                   592,009            55,957
   Rent and occupancy costs                             2,615             3,202
   Interest expense                                    24,666             9,262
   Amortization and depreciation                          776               380
                                                  -----------       -----------
         Total Costs                                  728,559           103,159
                                                  -----------       -----------

Loss before income tax benefit                       (795,651)         (190,758)

Benefit of income taxes                                    --                --
                                                  -----------       -----------

Net Loss                                          $  (795,651)      $  (190,758)
                                                  ===========       ===========

Loss per common share                             $     (0.14)      $     (0.04)
                                                  ===========       ===========

Weighted average shares outstanding                 5,710,126         4,900,000
                                                  ===========       ===========


The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                        Statement of Stockholders' Equity
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                      Common Stock          Additional
                               -------------------------     Paid In     Accumulated
                                  Shares       Amount        Capital       Deficit         Total
                               -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2000     4,900,000   $       490   $   398,559   $  (296,639)   $   102,410

Net Loss                                --            --            --      (190,758)      (190,758)
                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2001        4,900,000   $       490   $   398,559   $  (487,397)   $   (88,348)
                               ===========   ===========   ===========   ===========    ===========


Balance at December 31, 2001     4,941,667   $       494   $   411,055   $  (847,204)   $  (435,655)

Conversion of debentures         1,436,000           143       457,907                      458,050

Stock issued for services        2,364,964           237       709,252                      709,489

Net Loss                                --            --            --      (795,651)      (795,651)
                               -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2002        8,742,631   $       874   $ 1,578,214   $(1,642,855)   $   (63,767)
                               ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Cash Flows
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                   For the three months ended
                                                           March 31,
                                                   ----------------------------
                                                      2002              2001
                                                  -----------       -----------

Loss from operations                              $ (795,651)         $(190,758)

Adjustments to reconcile net income from
 operations to net cash provided by
 (from) operating activities:
  Amortization and depreciation                       27,318             25,152
  Stock issued for services                          709,489
Changes in operating assets and liabilities
  Decrease/(Increase) in accounts receivable           2,528            (52,846)
  Decrease in due from officer and director               --              2,933
  Decrease in prepaid expenses                            --              2,375
  Increase on bank overdraft                          13,907             54,840
  (Decrease)/Increase in accounts payable            (72,448)           148,543
  (Decrease)/Increase in accrued liabilities         (19,980)            40,263
                                                   ---------          ---------
     Net cash provided by operating activities      (134,836)            30,502

Cash Flows from Investing Activities
  Acquisition of property and equipment               (8,692)            (8,225)
                                                   ---------          ---------
     Net cash (used in) investing activities          (8,692)            (8,225)

Cash Flows from Financing Activities
  Repayment of notes payable                              --            (47,387)
  Repayment of due to officer                             --             (8,390)
  Advances by officer                                115,153                 --
  Proceeds from convertible debentures                22,800             33,500
                                                   ---------          ---------
     Net cash (used by) financing activities         137,953            (22,277)
                                                   ---------          ---------

Net increase in cash and cash equivalents             (5,575)                --

Cash and cash equivalents at beginning of period       5,575                 --
                                                   ---------          ---------

Cash and cash equivalents at end of period         $      --          $      --
                                                   =========          =========
Supplemental Cash Flow Information
  Interest expense                                 $  24,666          $   9,262
  Conversion of debentures to common stock         $ 458,050          $      --

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)

NOTE 1. - THE COMPANY

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception, had losses of $296,639 for the period from inception through December 31, 2000, a loss of $550,651 for the year ended December 31, 2001 and a loss for the quarter ended March 31, 2002 of $795,651 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at March 31, 2002 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At March 31, 2002, all amounts, net of the allowance for doubtful accounts, are estimated to be collectible.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)


NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CUSTOMER and VENDOR DATA - The Company purchased customer listsnd related database information that is used to speed order matching and the pricing process. This data base is being amortized overs its estimated useful life of seven years.

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

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)

NOTE 3. - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            March 31,
                                                      ---------------------
                                                        2002          2001
                                                      --------      -------
     Computers                                        $ 13,722      $13,772
     Furniture and equipment                            11,299       11,299
                                                      --------      -------
                                                        25,071       25,071
     Less: accumulated depreciation                     10,835        5,597
                                                      --------      -------
                                                      $ 14,236      $20,474
                                                      ========      =======

Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 was $1,551 and $1,518, respectively.

NOTE 4. - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER AND VENDOR
          DATA

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

Purchased and internally developed software consist of the following:


                                                      March 31,
                                               ----------------------
                                                 2002          2001
                                               --------      --------
     Software                                  $350,928      $207,760
                                               --------      --------
                                                350,928       207,760
     Less: accumulated depreciation              63,692        19,105
                                               --------      --------
                                               $287,236      $188,655
                                               ========      ========

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)

NOTE 4. - PURCHASED AND INTERNALLY DEVELOPED SOFTWARE AND CUSTOMER AND VENDOR DATA (continued)

Amortization of software costs for the three months ending March 31, 2002 and 2001 was $12,950 and $10,818, respectively.

The purchased customer and venfor data utilized by the Company were purchased in the quarter ended December 31, 2000 from third parties and in part from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782 which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000. These customer lists are being amortized over their expected useful lives of seven years.

Amortization of the customer list for the period ended March 31, 2002 and 2001 was $12,817 and $12,817, respectively.

NOTE 5. - NOTES PAYABLE

This note bears interest at a rate of 10% per annum, is due and payable in October, 2002, and is secured by the pledge of the trade accounts receivable.

NOTE 6. - CONVERTIBLE DEBENTURES

The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. The debentures are due in November, 2002. During the quarter ended March 31, 2002, 458,050 of interest and debentures were converted into 1,436,000 shares of common stock. Interest expense for the three months ended March 31, 2002 and 200 was $11,405 and $3,356, respectively.

NOTE 7. - INCOME TAXES

At March 31, 2002, the Company has approximately $1,644,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these amounts. The effect of recognizing the tax effect of the loss for the periods ended March 31, 2002 and 2001 resulted in a deferred income tax asset of $0, after being offset by an equal valuation allowance of $326,300 and 79,100, respectively.

The income tax benefit for the three months ended March 31, 2002 and 2001 includes the following components:

                                                     March 31,
                                              -----------------------
                                                 2002          2001
                                              ----------    ---------
     Current Income Taxes:
       Federal                                $(270,600)    $ (65,000)
       State                                    (55,700)      (14,000)
                                              ----------    ---------
                                               (326,300)      (79,000)
     Deferred Income Taxes:
       Federal                                                    (80)
       State                                                      (20)
                                              ----------    ---------
                                                                 (100)
                                              ----------    ---------
     Total Current and deferred income tax
      benefit                                  (326,300)      (79,100)
     Increase in valuation allowance            326,300        79,100
                                              ----------    ---------
     Benefit (provision) for income taxes     $        0    $       0
                                              ==========    =========

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statement
               for the three months ended March 31, 2002 and 2001
                                   (unaudited)

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

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on an 7.0% state and 34.0% federal income tax rates for a net combined rate of 39.3%. The realized net operating losses expire over the next 20 years, as follows:

                                  Federal         State
                Expiration        Amount         Amount
                ----------      ----------     -----------

                2005                           $   296,000
                2006                               551,000
                2007                               796,000
                2020            $  297,000
                2021               551,000
                2022               796,000
                                ----------     -----------
                     Total      $1,644,000     $ 1,644,000
                                ==========     ===========

NOTE 8. - RELATED PARTY TRANSACTIONS

At March 31, 2002, the Company has a liability to an officer and director of the Company in the amount of $214,170. The amount is to be repaid over three years and bears interest at a rate of 7.0% per annum.

NOTE 9. - LEASE COMMITMENTS

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

                         2002            $45,652
                         2003            $19,406

NOTE 10. - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 8,742,631 shares outstanding at March 31, 2002

NOTE 11. - EARNINGS (LOSS) PER SHARE

The period ended March 31, 2002 excludes the shares related to the exercise of the conversion right under the debentures of 728,917 shares due to their antidilutive effect as a result of the Company's losses for the period.

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

The Company continues to market its primary service, freight brokerage, and logistics services through Internet access. The Company has not achieved revenue growth as a result of its has limited available resources. The Company is vulnerable to volatility in its revenue because the nature of its operations is such that it generates its revenue from relatively few contracts. In any given period, revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

The Company had a loss of $795,651 for the three months ended March 31, 2002 compared to a loss of $190,758 for the same period ended March 31, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at March 31, 2002 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

Our operating margin for the three months ended March 31, 2002 was a negative 293% compared to a negative 23% for the period ended March 31, 2001. We anticipated that OrderPro would have the required capital to consolidate less than truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by our customer. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure our projected operating margins. We have proven that carriers will haul freight for lower rates when they are paid promptly. Other factors affecting margins are high fuel prices and our inability in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. We believe that we could meet our anticipated margins if we were adequately funded.

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

OPERATING EXPENSES

One of the primary expense is the cost paid to the truckers for moving the freight. These costs amount to 83.7% of revenues for the three months ended March 31, 2002 compared to 85.5% for the comparable period a year ago.

The second largest expense is for employees. Wages and benefits for the three months ending March 31, 2002 were 172% companred to 27.7% of revenues a year earlier. In part this is due to the fixed costs of such overhead an the reduced revenue for the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $801,486 at March 31, 2002. The Company has a revolving loan agreement with a credit lender under which it can borrow a percentage of the accounts receivable outstanding.

The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. These debentures bear interest at a rate of 10% per annum and are due in November 2002. The debentures are convertible into 1 share of common stock per $0.30 of principal amount of debenture. Interest expense for the three months ended March 31, 2002 was $11,405.

The Company is presently negotiating with sources for additional equity capital to allow it to expand the current level of operations. There can be no assurances that the Company will be successful in obtaining such capital.

The audited financial statements, year ending December 31, 2001 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $228,094 for the period ended December 31, 2000, a loss of $550,565 for the year ended December 31, 2001 and a loss of $795,651 for the quarter ened March 31, 2002, and has limited working capital reserves. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern.

To date, OPLI has financed its operations principally through the sales its services and the placement of a convertible debenture. OrderPro believes that it has and will have sufficient cash flow to continue its operations through March 31, 2003. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OPLI may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations from April 1, 2002 through March 31, 2003 is $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. If the debenture holders elect not to convert to common stock, OrderPro will need an additional $63,000 plus interest to meet its obligations.

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

                                ORDERPRO LOGISTICS, INC


MAY 30, 2000                    /s/ RICHARD L. WINDORSKI
                                --------------------------------------------
                                RICHARD L. WINDORSKI, DIRECTOR AND PRESIDENT
                                PRINCIPAL EXECUTIVE OFFICER

MAY 30, 2002                    /s/ PATRICIA ROBINSON
                                --------------------------------------------
                                PATRICIA ROBINSON, CONTROLLER, PRINCIPAL
                                ACCOUNTING OFFICER, DIRECTOR,
                                SECRETARY AND TREASURER