Form 10QSB
period 2002-06-30
ORDERPRO LOGISTICS INC
filed 2002-08-19
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                            ORDERPRO LOGISTICS, INC.
                         (Name of Small Business Issuer)


For the Quarter Ended June 30, 2002               Commission File Number 0-30857


        Nevada                                           86-0982348
(State of Incorporation)                 (I.R.S. Employer Identification Number)


               7400 North Oracle Road, Suite 372, Tucson AZ 85704
           (Address of Principal Executive Offices Including Zip Code)


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

Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 9,977,667.

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                                  Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

ASSETS
  Accounts receivable - trade                                       $    17,536
                                                                    -----------
      Current Assets                                                     17,536
  Property and equipment, net of accumulated depreciation                 9,846
  Purchased and internally developed software, net of amortization      311,040
  Customer and vendor data, net of amortization                         266,009
  Deposits                                                              150,000
                                                                    -----------
      Total Assets                                                  $   754,431
                                                                    ===========

LIABILITIES and STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                $   129,384
    Accrued liabilities                                                 156,945
    Bank overdraft                                                       22,430
    Notes payable                                                        62,000
    Due to officer                                                      203,034
    Convertible debentures                                              273,175
                                                                    -----------
    Current Liabilities                                                 846,968
                                                                    -----------
      Total Liabilities                                                 846,968
                                                                    -----------
Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
    shares, issued and outstanding 9,977,667                                998
  Additional paid in capital                                          1,948,601

  Accumulated deficit                                                (2,042,136)
                                                                    -----------
      Total Stockholders' Equity (Deficit)                              (92,537)
                                                                    -----------
      Total Liabilities and Stockholders' Equity                    $   754,431
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Operations
        For the six months and three months ended June 30, 2002 and 2001
                                   (Unaudited)

                                           For the six months ended     For the three months ended
                                                   June 30                      June 30,
                                          --------------------------    --------------------------
                                              2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
Revenue                                   $    38,604    $   724,723    $    15,716    $   335,877

Cost of Revenue:
  Direct costs of revenue                      33,757        439,475         14,591        107,043
  Employee costs                              120,000        181,588         80,584         73,954
  Rent and occupancy costs                      4,982         20,012            126          8,405
  Amortization and depreciation                53,084         49,676         26,542         24,904
                                          -----------    -----------    -----------    -----------
    Cost of Revenue                           211,823        690,751        121,843        214,306
                                          -----------    -----------    -----------    -----------

Gross profit (loss)                          (173,219)        33,972       (106,127)       121,571

Expenses
  Administrative costs                        221,112         85,279        112,619         50,921
  Employment costs                            763,514         97,779        171,505         41,822
  Rent and occupancy costs                      3,606          6,671            991          3,469
  Interest expense                             31,929         31,877          7,263         22,615
  Amortization and depreciation                 1,552            763            776            383
                                          -----------    -----------    -----------    -----------
    Total Costs                             1,021,713        222,369        293,154        119,210
                                          -----------    -----------    -----------    -----------

Income (Loss) before income tax benefit    (1,194,932)      (188,397)      (399,281)         2,361
Benefit of income taxes                           -0-            -0-            -0-            -0-
                                          -----------    -----------    -----------    -----------
Net Income (Loss)                         $(1,194,932)   $  (188,397)   $  (399,281)   $     2,361
                                          ===========    ===========    ===========    ===========

Income (Loss) per common share            $     (0.16)   $     (0.04)   $     (0.05)   $     (0.00)
                                          ===========    ===========    ===========    ===========

Weighted average shares outstanding         7,543,115      4,900,000      7,924,149      4,900,000
                                          ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                        Statement of Stockholders' Equity
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

                                       Common Stock           Additional
                                --------------------------      Paid In      Accumulated
                                   Shares         Amount        Capital        Deficit          Total
                                -----------    -----------    -----------    -----------     -----------
Balance at December 31, 2000      4,900,000    $       490    $   398,559    $  (296,639)    $   102,240

Net Loss                                                                        (188,397)       (188,397)
                                -----------    -----------    -----------    -----------     -----------

Balance at June 30, 2001          4,900,000    $       490    $   398,559    $  (485,036)    $   (85,987)
                                ===========    ===========    ===========    ===========     ===========

Balance at December 31, 2001      4,941,667    $       494    $   411,055    $  (847,204)    $  (435,655)


Conversion of debentures          1,436,000            144        457,906            -0-         458,050


Stock issued for services         3,600,000            360      1,079,640            -0-       1,080,000

Net Loss                                                                      (1,194,932)     (1,194,932)
                                -----------    -----------    -----------    -----------     -----------

Balance at June 30, 2002          9,977,667    $       998    $ 1,948,601    $(2,042,136)    $   (92,537)
                                ===========    ===========    ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Cash Flows
        For the six months and three months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                     For the six months ended       For the three months ended
                                                               June 30,                         June 30,
                                                    ---------------------------     ---------------------------
                                                        2002            2001            2002            2001
                                                    -----------     -----------     -----------     -----------
Operating Activities
Income (Loss) from operations                       $(1,194,932)    $  (188,397)    $  (399,281)    $     2,381

Adjustments to reconcile net income from
  Operations to net cash provided by
  (from) Operating activities:
   Amortization and depreciation                         54,636          50,439          27,318          25,287
   Stock issued for services                          1,080,000              -0-        370,511              -0-
Changes in operating assets and liabilities
   Accounts receivable                                   (7,254)        (69,786)         (9,782)        (16,940)
   Due to officer and director                               -0-          2,933              -0-             -0-
   Prepaid Expenses                                          -0-          2,374              -0-             -0-
   Bank overdraft                                         7,037          46,837           6,870          (8,003)
   Accounts payable                                     (86,026)         29,376         (13,578)       (119,167)
   Accrued liabilities                                  (32,418)         74,061          14,812          33,798
                                                    -----------     -----------     -----------     -----------
  Net cash provided by operating activities            (178,957)        (52,163)         (3,130)        (82,644)

Cash Flows from Investing Activities
  Acquisition of property and equipment                  (7,935)         (8,455)             -0-           (230)
                                                    -----------     -----------     -----------     -----------
  Net cash (used in) investing activities                (7,935)         (8,455)             -0-           (230)

Cash Flows from Financing Activities
  Proceeds from notes payable                                -0-             -0-             -0-          3,647
  Repayment of notes payable                                 -0-        (43,740)             -0-             -0-
  Advances from officer                                 104,017              -0-             -0-             -0-
  Repayment of due to officer                                -0-        (21,642)        (51,370)        (13,273)
  Proceeds from convertible debentures                   77,300         126,000          54,500          92,500
                                                    -----------     -----------     -----------     -----------
  Net cash (used by) financing activities               181,317          60,618           3,130          82,874
                                                    -----------     -----------     -----------     -----------

Net increase in cash and cash equivalents                (5,575)             -0-             -0-             -0-
Cash and cash equivalents at beginning of period          5,575              -0-             -0-             -0-
                                                    -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period          $        -0-     $       -0-     $       -0-     $       -0-
                                                    ===========     ===========     ===========     ===========

Supplemental Cash Flow Information
  Interest expense                                  $    31,929     $    27,877     $     7,263      $   22,615

  Conversion of debentures to common stock                          $    80,000     $   210,650      $   80,000

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                               NOTES TO FINANCIAL
                     STATEMENTS For the six months and three
                       months ended June 30, 2002 and 2001

NOTE 1. - The Company

The unaudited financial statements included herein were prepared from the records of OrderPro Logistics, Inc. (the Company) in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. On September 29, 2000, the Company acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. Fifth CAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics, Inc. on September 29, 2000. In conjunction with the acquisition, the Company had a reorganization of its equity to establish a par value of $0.0001 per share, and to accomplish a 6.20-shares-for-one split.

The Company provides freight brokerage and logistics services through Internet access, on-site presence, and custom-designed software, ORDERPRO(TM). This revolutionary program allows users to gain total control over their shipping cycle through a comprehensive suite of customized tools. With the placement of on-site personnel, the Company essentially replaces the customer's transportation department. The Company combines experience, a track record of success in the transportation industry, and proprietary software to integrate the power of the Internet with daily transportation needs to achieve cost-efficient shipping.

MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception, had losses of $296,639 for the period from inception through December 31, 2000, a loss of $550,651 for the year ended December 31, 2001 and a loss through the second quarter of 2002 of $1,194,932 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at June 30, 2002 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

NOTE 2. - Significant Accounting Policies

Revenue and Expense Recognition - The Company recognizes revenue when the freight is tendered to the carrier at origin, and the Company records the concurrent liability to the carrier and any other expenses related to shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services.

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At June 30, 2002 all amounts, net of the allowance for doubtful accounts, are estimated to be collectible.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Cost was determined based on the depreciated carrying value of the stockholder at the time the assets were placed in the Company. Property and equipment is depreciated on a straight-line basis over the estimated useful life of the asset ranging from three to seven years.

Purchased and Internally Developed Software - The Company is committed to completion of an Internet and software system for its internal use and potentially for sale or lease to third parties. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, the Company has capitalized certain costs incurred in the production of internal-use software. The remaining cost related to completion of this asset is estimated to be $50,000. The amount capitalized as an asset of the Company is being depreciated over its estimated economic life.

Customer and Vendor Data - In June 2001 the Financial Accounting Standards Board issued Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company purchased customer lists and related database information that is used to speed order matching and the pricing process.

Impairment of Long-lived Assets - In August 2001 the Financial Accounting Standards Board issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect this statement to have a material impact on its statements of financial condition or results of operations.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

NOTE 3. -  Property and Equipment

Property and equipment consist of the following:

                                                             June 30,
                                                     ----------------------
                                                       2002           2001
                                                     -------        -------
     Computers                                       $13,772        $13,772
     Furniture and equipment                          11,299         11,299
                                                     -------        -------
                                                     $25,071        $25,071

     Less: accumulated depreciation                   15,225          6,132
                                                     -------        -------
     Total Furniture and Equipment                   $ 9,846        $18,939
                                                     =======        =======

Depreciation and amortization expense for the six months and three months ended June 30, 2002 and 2001 was $5,941 and $1,534, and $877 and $1,534, respectively.

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

Purchased and internally developed software consist of the following:

                                                      June 30,
                                              ----------------------
                                                2002          2001
                                              --------      --------
     Software                                 $377,322      $321,366
                                              --------      --------
                                              $377,322      $321,366

     Less:  accumulated depreciation            66,282        18,067
                                              --------      --------

     Total Software                           $311,040      $303,299
                                              ========      ========

Amortization of software costs for the six months and three months ending June 30, 2002 and 2001 were $25,900 and $15,067, and $12,950 and $10,935 respectively.

The purchased customer and vendor data utilized by the Company were purchased in the quarter ended December 31, 2000 from third parties and in part from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782, which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000. These customer lists are being amortized over their expected useful lives of seven years.

Amortization of the customer list for the six months and three months ended June 30, 2002 and 2001 was $25,634 and $25,634, and $12, 817 and $12, 817
respectively.

NOTE 5. - Notes Payable

This note bears interest at a rate of 10% per annum, is due and payable in October 2002, and is secured by the pledge of the trade accounts receivable.

NOTE 6. - Convertible Debentures

The debentures are convertible into one share of common stock per $0.30 of principal amount of debenture. The debentures are due in November 2002. During the quarter ended March 31, 2002, $430,080 of debentures was converted into 1,436,000 shares of common stock. During the quarter ended June 30, 2002, the Company issued and additional $54,500 of debentures.

NOTE 7. - Income Taxes

At June 30, 2002, the Company has approximately $2,042,136 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of the loss for the periods ended June 30, 2002 and 2001 resulted in a deferred income tax asset of $0 after being offset by an equal valuation allowance of $816,854 and $64,100, respectively.

The income tax benefit for the six months ended June 30, 2002 and 2001 includes the following components:

                                                               June 30,
                                                        ----------------------
                                                           2002         2001
                                                        ---------    ---------
     Current Income Taxes
       Federal                                          $(406,000)   $ (64,000)
       State                                              (83,700)     (13,000)
                                                        ---------    ---------
                                                         (489,700)     (77,000)

     Deferred Income Taxes:
       Federal                                                 -0-         (80)
       State                                                   -0-         (20)
                                                        ---------    ---------
                                                               -0-        (100)

     Total current and deferred income tax benefit       (489,700)     (77,100)
     Increase in valuation allowance                      489,700       77,100
                                                        ---------    ---------
     Benefit (provision) for income taxes               $      -0-   $      -0-
                                                        =========    =========

The tax effects of temporary differences that give rise to a deferred tax asset at June 30, 2002 is the excess of financial statement deduction over tax amortization of organizational expenses.

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carry forwards. Tax effects are based on a 7.0% state and a 34.0% federal income tax rate for a net combined rate of 41.0%. The realized net operating losses expire over the next twenty years.

NOTE 8. - Related Party Transactions

At June 30, 2002, the Company has a liability to an officer and director of the Company in the amount of $203,034. The amount is to be repaid over three years and bears interest at a rate of 7.0% per annum.

NOTE 9. - Lease Commitments

The Company is obligated under a long-term lease for office space in Tucson, Arizona. The annual lease payments require monthly payments of $2,490 through May 31, 2003. Annual commitments for the calendar years are as follows:

                              2002      $14,940
                              2003      $12,450

NOTE 10. - Stockholder's Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 9,977,667 shares outstanding at June 30, 2002.

NOTE 11. - Operations and Employee Costs

During the six month period ended June 30, 2002, the Company focused all available resources on activities necessary to become a trading company. Normal operations were minimal and operating expenses were significantly reduced pending approval from the SEC and NASD. On February 14, 2002 the Securities and Exchange Commission issued an Order Declaring the Registration Statement Effective Pursuant to Section 8(a) of the Securities Act of 1933, as Amended, File No. 333-53740. The Company recognizes the critical contribution of its key employees and compensated them for their ongoing efforts and support by granting shares of restricted common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain statements that are not related to historical results including, without limitations, statements regarding the Company's business strategy and objectives and future financial position. These statements are forward-looking within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the preceding paragraph as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

OVERVIEW

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage and logistics services through Internet access, on-site presence, and custom designed software.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception with losses of $296,639 for the period from inception through December 31, 2000; a loss of $550,651 for the year ended December 31, 2001; a loss for the quarter ended March 31, 2002 of $291,725; and a loss for the quarter ended June 30, 2002 of $18,568. The Company has limited working capital reserves and expects to face many operating and industry challenges doing business in a highly competitive industry.

During the first and second quarters of 2002 the Company focused all available resources on achieving the approval of the SEC and NASD to become a trading company. On February 14, 2002 the Securities and Exchange Commission issued an Order Declaring the Registration Statement Effective Pursuant to Section 8(a) of the Securities Act of 1933, as Amended, File No. 333-53740. The Company has not achieved revenue growth as a result of limited financial resources. While operations have been limited, development of the Internet-based software system has continued. This proprietary program is an integral component of the third-party logistics program. The Company is currently seeking investment support for the funding of its ongoing operations. The Company is also seeking acquisition candidates that will enable it to achieve revenues as defined by its business plan.

Management Information Systems

A primary component of the Company's business strategy is the continued improvement of its proprietary OrderPro(TM) computer software system. This advanced technology is intended to make the Company a leader in information processing for transportation services. Completion of OrderPro(TM) is critical to the implementation of the Company's business plan and has been a major focus during the past six months.

RESULTS OF OPERATIONS

Revenue is derived from the brokerage of freight services and by sharing in the savings realized by the Company's customers in their shipping costs. The Company had a loss of $399,281 for the three months ended June 30, 2002 compared to a profit of $2,381 for the same period ended June 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. Capital reserves at June 30, 2002 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

Operations were minimal during the first and second quarters of 2002 while all available resources were devoted to obtaining SEC and NASD approval for public trading. Management anticipated that the Company would have the required capital to consolidate less-than-truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by customers. The Company has proven that carriers will haul freight for lower rates when they are paid promptly. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure projected operating margins. Other factors affecting margins are high fuel prices and the inability of the Company in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. Adequate funding is essential in meeting the Company's anticipated margins.

OPERATING EXPENSES

The Company's primary expense is the cost paid to the truckers for moving the freight. These costs amount to 92.8% of revenues for the three months ended June 30, 2002 compared to 31.8% for the comparable period one year ago. The other major expense was the valuation of the stock compensation to employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit at June 30, 2002. The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Debentures bear interest at a rate of 10% per annum and are due in November 2002. The debentures are convertible into one share of common stock per $.30 of principal amount of debenture

The audited financial statements for the year ending December 31, 2001 were prepared assuming that the Company will continue as a going concern. The Company commenced operations in 2000, had losses of $228,094 for the period ended December 31, 2000, losses of $550,565 for the year ended December 31, 2001, losses of $1,194,932 for the six months ended June 30, 2002. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

The Company has financed its operations principally through the sale of its services and the placement of convertible debentures. The Company anticipates that it will have sufficient cash flow to continue operations through March 31, 2003. Additional funds needed to continue operations from July 1, 2002 through March 31, 2003 will be approximately $600,000. Of this amount $400,000 will be raised through operations. Specific use of the $600,000 would be $375,000 to pay truckers for services provided and $225,000 to pay all other current operating expenses of the Company. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000 of which $400,000 would be raised through operations. If the debenture holders elect not to convert to common stock, the Company would need an additional $215,675 plus interest to meets those obligations.

The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the Company. A key operational need is to pay the carriers for their services on a basis that is superior to payment terms received from other shippers and brokers. When payment to the carriers is made quickly, the Company will have a greater number of carriers desiring to haul freight. The relationship between increased revenue, increased receivables, and increased capital is direct and impacted by delayed customer payments. As revenues increase, the amount of capital needed to fund the rapid payment of carriers will increase.

Both the public and private sale of securities and/or debt instruments for expansion of operations will be considered if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. The potential of obtaining sufficient capital on acceptable terms, if at all, is uncertain. Additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences, or privileges that are senior to those of existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on operating flexibility. Failure to obtain capital likely would adversely affect the Company's ability to continue as a going concern or negatively impact the Company's ability to meet its business objectives.

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

TECHNOLOGICAL CHANGE. The Company has been able to keep pace with software changes with the continuing design and development of its proprietary software.

COMPETITION. The Company faces competition from many sources, most of which are larger and have significantly more resources.

                           PART II OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The Company is a party to routine litigation incident to its business, primarily related to vendor payment issues. Management does not believe that the litigation, to which it is currently a part, if determined adversely to the Company, would individually or in the aggregate have a materially adverse affect on the Company's financial position or the results of operations.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ORDERPRO LOGISTICS, INC.


August 16, 2002                    /s/ Richard L. Windorski
                                   ---------------------------------------------
                                   Richard L. Windorski, Director and President
                                   Principal Executive Officer


August 16, 2002                    /s/  Patricia Robinson
                                   ---------------------------------------------
                                   Patricia Robinson, Director, Secretary and
                                   Treasurer
                                   Principal Accounting Officer