Form 10QSB
period 2002-09-30
ORDERPRO LOGISTICS INC
filed 2002-12-04
CIK 1116884

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


For the Quarter Ended September 30, 2002          Commission File Number 0-30857


        Nevada                                              86-0982348
(State of Incorporation)                 (I.R.S. Employer Identification Number)


               7400 North Oracle Road, Suite 372, Tucson AZ 85704
           (Address of Principal Executive Offices Including Zip Code)

                                 (520) 575-5745
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 10,037,667.

Transitional Small Business Disclosure Format:  [ ] YES  [X] NO

                            ORDERPRO LOGISTICS, INC.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

         Balance Sheet at September 30, 2002                               3

         Statement of Operations for the nine months and three
         months ended September 30, 2002 and 2001                          4

         Statement of Stockholders' Equity for the nine months
         ended September 30, 2002 and 2001                                 5

         Statement of Cash Flows for the nine months and three
         months ended September 30, 2002 and 2001                          6

         Notes to Financial Statements                                     7

     Item 2. Management's Discussion and Analysis                         14

     Item 3. Controls and Procedures                                      16

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            17

     Item 2. Changes in Securities and Use of Proceeds                    17

     Item 3. Default Upon Senior Securities                               17

     Item 4. Submission of Matters to a Vote of Security Holders          17

     Item 5. Other Information                                            17

     Item 6. Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                18

CERTIFICATES                                                              19

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                            ORDERPRO LOGISTICS, INC.
                                  Balance Sheet
                               September 30, 2002
                                   (Unaudited)

ASSETS
  Cash                                                              $       470
  Accounts receivable - trade                                            14,332
                                                                    -----------
      Current Assets                                                     14,802

  Property and equipment, net of accumulated depreciation                 7,212
  Purchased and internally developed software, net of amortization      296,030
  Customer and vendor data, net of amortization                         246,064
  Deposits                                                              150,000
                                                                    -----------
      Total Assets                                                  $   714,108
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                $   131,214
    Accrued liabilities                                                 144,261
    Notes payable                                                        62,000
    Due to officer                                                      369,129
    Convertible debentures                                               70,175
                                                                    -----------
      Current Liabilities                                               776,779
                                                                    -----------
      Total Liabilities                                                 776,779

Stockholders' Equity
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding 10,037,667                              1,004
  Additional paid in capital                                          3,083,828
  Accumulated deficit                                                (3,147,503)
                                                                    -----------
      Total Stockholders' Equity (Deficit)                              (62,671)
                                                                    -----------
      Total Liabilities and Stockholders' Equity                    $   714,108
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Operations
     For the nine months and three months ended September 30, 2002 and 2001
                                   (Unaudited)

                                            For the nine months ended          For the three months ended
                                                  September 30,                      September 30,
                                         -----------------------------       -----------------------------
                                             2002             2001               2002             2001
                                         ------------     ------------       ------------     ------------
Revenue                                  $     38,604     $    735,425       $          0     $     10,556

Cost of Revenue:
  Direct costs of revenue                      35,146          580,522              1,389          141,047
  Employee costs                              181,800          213,178             61,800           31,590
  Rent and occupancy costs                      8,493           21,451              3,511            1,772

  Amortization and depreciation               109,418           74,514             56,334           24,838
                                         ------------     ------------       ------------     ------------
      Cost of Revenue                         334,857          889,665            123,034          199,247
                                         ------------     ------------       ------------     ------------

Gross profit (loss)                          (296,253)        (154,240)          (123,034)        (188,691)

Expenses
  Administrative costs                        510,834           97,723            289,722           12,444
  Employment costs                          1,391,681          114,788            628,167           17,009
  Rent and occupancy costs                     14,378            7,150             10,772              479
  Interest expense                             40,260           40,219              8,331            7,863
  Amortization and depreciation                46,893            1,145             45,341              382
                                         ------------     ------------       ------------     ------------
          Total Costs                       2,004,046          261,025            982,333           38,177
                                         ------------     ------------       ------------     ------------

Loss before income tax benefit             (2,300,299)        (415,265)        (1,105,367)        (226,868)
Benefit of income taxes                             0                0                  0                0
                                         ------------     ------------       ------------     ------------
Net Loss                                 $ (2,300,299)    $   (415,265)      $ (1,105,367)    $   (226,868)
                                         ============     ============       ============     ============

Loss per common share                    $      (0.22)    $      (0.08)      $      (0.11)    $      (0.05)
                                         ============     ============       ============     ============

Weighted average shares outstanding        10,037,667        4,900,048         10,037,667        4,900,141
                                         ============     ============       ============     ============

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                        Statement of Stockholders' Equity
              For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                        Common Stock          Additional
                                     -------------------       Paid In        Accumulated
                                     Shares       Amount       Capital          Deficit            Total
                                     ------       ------       -------          -------            -----
Balance at December 31, 2000       4,900,000      $  490      $  398,559      $  (296,639)      $   102,410


Net Loss                                                                         (415,265)         (415,265)
                                  ----------      ------      ----------      -----------       -----------

Balance at Sept. 30, 2001          4,900,500      $  490      $  398,559      $  (711,904)      $  (312,855)
                                  ==========      ======      ==========      ===========       ===========

Balance at December 31, 2001       4,941,667      $  494      $  411,055      $  (847,204)      $  (435,655)

Conversion of debentures           1,436,000         144         476,906                0           477,050

Stock issued for services          3,660,000         366       2,195,867                0         2,196,233

Net Loss                                                                       (2,300,299)       (2,300,299)
                                  ----------      ------      ----------      -----------       -----------

Balance at Sept. 30, 2002         10,037,667      $1,004      $3,083,828      $(3,147,503)      $   (62,671)
                                  ==========      ======      ==========      ===========       ===========

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                             Statement of Cash Flows
     For the nine months and three months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                       For the nine months ended     For the three months ended
                                                               September 30,               September 30,
                                                       --------------------------    --------------------------
                                                           2002           2001           2002           2001
                                                       -----------    -----------    -----------    -----------
Operating Activities
  Income (Loss) from operations                        $(2,300,299)   $  (415,265)   $  (374,049)   $  (226,868)

Adjustments to reconcile net income from operations
 to net cash provided by (from) operating activities:
  Amortization and depreciation                            156,312         75,659         52,104         25,220
  Stock issued for services                                753,500              0        261,000              0
Changes in operating assets and liabilities
  Decrease in accounts receivable                           (6,226)       106,888          3,185        176,674
  Decrease in due to officer and director                        0          2,933              0         68,903
  Decrease in prepaid expenses                                   0          2,374              0              0
  Increase in bank overdraft                               (15,393)        (4,759)       (22,430)       (51,596)
  Increase in accounts payable                               1,180         32,515           (166)         3,139
  Increase in accrued liabilities                           (8,017)       105,278           (526)        31,217
                                                       -----------    -----------    -----------    -----------
Net cash provided by operating activities               (1,418,943)       (94,377)       (80,882)        26,689
                                                       -----------    -----------    -----------    -----------
Cash flows from investing activities
  Acquisition of property and equipment                   (177,342)       (45,244)       (14,515)       (36,789)
                                                       -----------    -----------    -----------    -----------
Net cash (used in) investing activities                   (177,342)       (45,244)       (14,515)       (36,789)
                                                       -----------    -----------    -----------    -----------
Cash flows from financing activities
  Proceeds from notes payable                                    0         62,000              0          8,000
  Repayment of notes payable                                     0        (97,740)             0              0
  Proceeds from due to officer                              44,461         49,361         53,681          2,100
  Proceeds from convertible debentures                   1,546,250        126,000         37,350              0
                                                       -----------    -----------    -----------    -----------
Net cash (used by) financing activities                  1,590,711        139,621         91,031         10,100
                                                       -----------    -----------    -----------    -----------

Net increase in cash and cash equivalents                   (5,574)             0         (4,367)             0
Cash and cash equivalents at beginning                       6,044              0          4,837              0
                                                       -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period             $       470    $         0    $       470    $         0
                                                       ===========    ===========    ===========    ===========
Supplemental cash flow information
  Interest expense                                     $    40,260    $    40,219    $     8,331    $     7,863
  Conversion of debentures to common stock             $   553,150    $    80,000    $   100,650    $         0

The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

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

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. On September 29, 2000 the Company acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. Fifth CAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics, Inc. on September 29, 2000. In conjunction with the acquisition, the Company had a reorganization of its equity to establish a par value of $0.0001 per share, and to accomplish a 6.20-shares-for-one split.

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

GOING-CONCERN CONSIDERATIONS AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception, had losses of $296,639 for the period from inception through December 31, 2000, a loss of $550,651 for the year ended December 31, 2001 and a loss through the third quarter of 2002 of $2,300,299 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going-concern. The independent auditors' report on the financial statements for the year ended December 31, 2001 expressed substantial doubt about the ability of the Company to continue as a going-concern.

Capital reserves at September 30, 2002 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

Note 2. Significant Accounting Policies

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

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At September 30, 2002 all amounts, net of the allowance for doubtful accounts, are estimated to be collectible.

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

Impairment of Long-lived Assets - In August 2001 the Financial Accounting Standards Board issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 The Company will complete its valuation during the 4th quarter of 2002.

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

Note 3.  Property and Equipment

Property and equipment consist of the following:


                                                            September 30,
                                                      ----------------------
                                                        2002           2001
                                                      -------        -------
    Computers                                         $13,772        $13,772

    Furniture and equipment                            11,299         11,299
                                                      -------        -------
                                                      $25,071        $25,071

    Less:  accumulated depreciation                    17,859          7,158
                                                      -------        -------

    Total Furniture and Equipment                     $ 7,212        $17,913
                                                      =======        =======

Depreciation and amortization expense for the nine months and three months ended September 30, 2002 and 2001 was $7,900 and $2,633, and $3,770 and $1,239
respectively.

Note 4. Purchased and Internally Developed Software and Customer and Vendor Data

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

Purchased and internally developed software consist of the following:

                                                          September 30,
                                                    ------------------------
                                                      2002            2001
                                                    --------        --------
    Software                                        $443,765        $324,278
                                                    --------        --------
                                                    $443,765        $324,278

    Less:  accumulated depreciation                  147,735          40,915
                                                    --------        --------

    Total Software                                  $296,030        $283,363
                                                    ========        ========

Amortization of software costs for the nine months and three months ending September 30, 2002 and 2001 were $88,574 and $29,525, and $18,419 and $12,426 respectively.

The purchased customer and vendor data utilized by the Company were purchased in the quarter ended December 31, 2000 from third parties and in part from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782, which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000. These customer lists are being amortized over their expected useful lives of seven years.

Amortization of the customer list for the nine months and three months ended September 30, 2002 and 2001 was $59,837 and $19,946, and $31,614 and $18,797
respectively.

Note 5. Notes Payable

This note bears interest at a rate of 10% per annum, is due and payable in October 2003, and is secured by the pledge of the trade accounts receivable.

Note 6. Convertible Debentures

As of September 30, 2002, the company has outstanding convertible debentures in the amount of $70,175. Debentures accrue interest at a rate of ten percent (10%) per annum. No accrued interest is paid upon conversion of the debentures.

Note 7. Income Taxes

At September 30, 2002 the Company has approximately $3,125,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of the loss for the periods ended September 30, 2002 and 2001 resulted in a deferred income tax asset of $0 after being offset by an equal valuation allowance of $943,000 and $161,000, respectively.

The components of deferred tax assets and liabilities are as follows:

                                                       September 30,
                                               ----------------------------
                                                   2002             2001
                                               -----------      -----------
    Tax effects of carryforward benefits:
       Net operating loss carryforwards        $ 1,280,000      $   292,000
                                               -----------      -----------
    Net deferred income tax assets before
     valuation allowance                         1,280,000          292,000
    Less valuation allowance                    (1,280,000)        (292,000)
                                               -----------      -----------
    Net deferred tax asset                     $         0      $         0
                                               ===========      ===========

The income tax benefit for the nine months ended September 30, 2002 and 2001 includes the following components:

                                                            September 30,
                                                      -------------------------
                                                         2002            2001
                                                      ---------       ---------
    Current Income Taxes
      Federal                                         $(782,000)      $(141,000)
      State                                            (161,000)        (20,000)
                                                      ---------       ---------
                                                       (943,000)       (161,000)

    Deferred Income Taxes:
      Federal                                                 0               0
      State                                                   0               0
                                                      ---------       ---------
                                                              0               0

    Total current and deferred income tax benefit      (943,000)       (161,000)
    Increase in valuation allowance                     943,000         161,000
    Benefit (provision) for income taxes              $       0       $       0
                                                      =========       =========

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carry forwards. Tax effects are based on a 7.0% state and a 34.0% federal income tax rate for a net combined rate of 41.0%. The realized net operating losses expire over the next twenty years.

Note 8. Related Party Transactions

At September 30, 2002 the Company has a liability to an officer and director of the Company in the amount of $369,129. The amount is to be repaid over three years and bears interest at a rate of 7.0% per annum.

Note 9. Lease Commitments

The Company is obligated under a long-term lease for office space in Tucson, Arizona. The annual lease payments require monthly payments of $2,490 through May 31, 2003. Annual commitments for the calendar years are as follows:

                    2002           $ 7,470
                    2003           $12,450

Note 10. Stockholder's Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 10,037,667 shares outstanding at September 30, 2002.

Note 11.  Operations and Employee Costs

During the nine month period ended September 30, 2002, normal operations were minimal and operating expenses were significantly reduced pending approval from the SEC and NASD. On February 14, 2002 the Securities and Exchange Commission issued an Order Declaring the Registration Statement Effective Pursuant to
Section 8(a) of the Securities Act of 1933, as Amended, File No. 333-53740. On August 8, 2002 the NASD approved OrderPro Logistics, Inc. on the OTC Bulletin Board. The Company recognizes the critical contribution of its key employees and compensated them for their ongoing efforts and support by granting shares of restricted common stock.

Note 12.  Subsequent Event - Acquisition of Great Plains Acquisition Corporation

On November 14, 2002 the Company acquired for and aggregate $265,000 of cash, notes and convertible debentures Great Plains Acquisition Corporation (formerly Great Plains Transportation) of Merriam Kansas. The acquisition will operate as a wholly-owned subsidiary of the Company. Great Plains is a full service transportation company operating seven power units with potential to expand its market presence.

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

2.1. OVERVIEW

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage and logistics services through internet access, on-site presence, and custom designed software.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception with losses of $296,639 for the period from inception through December 31, 2000; a loss of $550,651 for the year ended December 31, 2001; a loss for the nine months ended September 30, 2002 of $2,300,299. The Company has limited working capital reserves and expects to face many operating and industry challenges doing business in a highly competitive industry.

During 2002 the Company has focused all available resources on achieving the approval of the SEC and NASD to become a trading company. On February 14, 2002 the Securities and Exchange Commission issued an Order Declaring the Registration Statement Effective Pursuant to Section 8(a) of the Securities Act of 1933, as Amended, File No. 333-53740. NASD approval was received on August 08, 2002. While operations have been limited, development of the Internet-based software system has continued. This proprietary program is an integral component of the third-party logistics program. The Company is currently seeking investment support for the funding of its ongoing operations. The Company is also seeking acquisition candidates that will enable it to achieve revenues as defined by its business plan.

MANAGEMENT INFORMATION SYSTEMS

A primary component of the Company's business strategy is the continued improvement of its proprietary OrderPro(TM) computer software system. This advanced technology is intended to make the Company a leader in information processing for transportation services. Completion of OrderPro(TM) is critical to the implementation of the Company's business plan and has been a major focus during the past nine months.

2.2. RESULTS OF OPERATIONS

Revenue is derived from the brokerage of freight services and by sharing in the savings realized by the Company's customers in their shipping costs. The Company had a loss of $2,300,299 for the nine months ended September 30, 2002 compared to a loss of $415,265 for the same period ended September 30, 2001 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. Capital reserves at September 30, 2002 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

Operations were minimal during the first nine months of 2002 while all available resources were devoted to obtaining SEC and NASD approval for public trading and developing the proprietary software. Management anticipated that the Company would have the required capital to consolidate less-than-truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by customers. The Company has proven that carriers will haul freight for lower rates when they are paid promptly. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure projected operating margins. Adequate funding is essential in meeting the Company's anticipated margins.

2.3. LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit at September 30, 2002. The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations.

The audited financial statements for the year ending December 31, 2001 were prepared assuming that the Company will continue as a going concern. The Company commenced operations in 2000, had losses of $228,094 for the period ended December 31, 2000, losses of $550,565 for the year ended December 31, 2001, losses of $2,300,299 for the nine months ended September 30, 2002. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

The Company has financed its operations principally through the sale of its services and the placement of convertible debentures. Additional funds needed to continue operations through March 31, 2003 will be approximately $600,000. Of this amount $400,000 will be raised through operations. Specific use of the $600,000 would be $375,000 to pay truckers for services provided and $225,000 to pay all other current operating expenses of the Company. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000 of which $400,000 would be raised through operations. If the debenture holders elect not to convert to common stock, the Company would need an additional $73,525 plus interest to meets those obligations.

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

2.4. SEASONALITY

The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

2.5. CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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

ITEM 3. CONTROL AND PROCEDURES

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Richard L. Windorski, the Company's Chief Executive Officer and Principal Executive Officer, and Patricia Robinson, its Chief Financial Officer and the Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Richard L. Windorski and Patricia Robinson concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Subsequent Event - Acquisition of Great Plains Acquisition Corporation

On November 14, 2002 the Company acquired for an aggregate $265,000 of cash, notes and convertible debentures Great Plains Acquisition Corporation (formerly Great Plains Transportation) of Merriam Kansas. The acquisition will operate as a wholly-owned subsidiary of the Company. Great Plains is a full service transportation company operating seven power units with potential to expand its market presence. The Company will file by form 8-K the required audited financial information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       2.1    Purchase and Sale Agreement - Great Plains Acquisition Corporation

       2.1a   Promissory Note

       2.1b   Debenture

       99.1   Certificate of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2   Certificate of Chief Executive Financial Pursuant to 18 U.S.C.
              Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

       None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORDERPRO LOGISTICS, INC.



December 2, 2002                      /s/  Richard L. Windorski
                                      ------------------------------------
                                      Richard L. Windorski
                                      Director and President
                                      Principal Executive Officer




December 2, 2002                      /s/  Patricia Robinson
                                      ------------------------------------
                                      Patricia Robinson
                                      Director, Secretary and Treasurer
                                      Principal Accounting Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of OrderPro Logistics, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard L. Windorski, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed the Report;

     (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

     (4) I and the other certifying officers of the Company:

       a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

       b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

       c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

       d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard L. Windorski
-------------------------------------
Richard L. Windorski,
Chief Executive Officer and President
December 2, 2002

         In connection with the Quarterly of OrderPro Logistics, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Robinson, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed the Report;

     (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

     (4) I and the other certifying officers of the Company:

       a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

       b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

       c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

       d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Patricia Robinson
--------------------------------
Patricia Robinson
Chief Financial Officer
December 2, 2002