Form 10KSB
period 2002-12-31
ORDERPRO LOGISTICS INC
filed 2003-05-15
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

    For the fiscal year ended December 31, 2002

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $99,151.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value on May 9, 2003 was $589,933.

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of May 9, 2003 was 24,343,001.

The following documents are herein incorporated by reference: None

PART I......................................................................  3
     ITEM 1. DESCRIPTION OF BUSINESS........................................  3
             BUSINESS DEVELOPMENT...........................................  3
             BUSINESS.......................................................  3
             COMPETITION....................................................  4
             PATENTS........................................................  4
     ITEM 2. DESCRIPTION OF PROPERTY........................................  4
     ITEM 3. LEGAL PROCEEDINGS..............................................  5
     ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  5

PART II.....................................................................  5
     ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.......................................................  5
             HOLDERS........................................................  5
             DIVIDENDS......................................................  5
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION....  6
             OVERVIEW.......................................................  6
             RESULTS OF OPERATIONS..........................................  6
             REVENUES AND OPERATING MARGINS.................................  6
             OPERATING EXPENSES.............................................  7
             FINANCIAL CONDITION............................................  8
             SEASONALITY....................................................  8
             LIQUIDITY AND CAPITAL RESOURCES................................  8
             CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS..............  9
     ITEM 7. FINANCIAL STATEMENTS...........................................  9
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL MATTERS.........................................  9

PART III....................................................................  9
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............  9
     ITEM 10. EXECUTIVE COMPENSATION........................................ 10
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................... 11
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 11
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8K............................... 12
     ITEM 14. CONTROL AND PROCEDURES........................................ 11

SIGNATURE PAGE.............................................................. 13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. OrderPro Logistics, Inc. had no operations until July 2000. On September 29, 2000 OrderPro Logistics, Inc. completed a reverse merger with FifthCAI, Inc., a Nevada corporation. FifthCAI changed its name to OrderPro Logistics, Inc. (see Management's Discussion and Analysis of Financial Condition and Results of Operations). Throughout this filing, we refer to OrderPro Logistics, Inc. as our company, we, or us.

Our primary objective is to utilize OrderPro Logistics, Inc.'s proprietary software to combine the functional elements of third-party logistics services with Internet-based communication and carrier/shipper load matching. Part of our objective is to establish a presence on the Internet with a database of information relevant to the shipment, costing, and control of freight. Our services will actually create a new niche in the transportation industry. This niche will provide small-to-medium sized manufacturers an opportunity to become more competitive with larger manufacturers by not just reducing freight cost but by turning freight activity into a profit center. The mid-term and long-term objective is to expand the existing largely regional customer base nationally and internationally to Mexico, Canada and Europe.

There has been no bankruptcy, receivership or similar proceeding in the history of OrderPro Logistics, Inc.

BUSINESS

OrderPro Logistics, Inc. is a customer-oriented provider of innovative and cost-effective logistics solutions. With expertise in multi-modal transportation management, OrderPro Logistics, Inc. provides complete transportation services including freight brokerage, on-site logistics management, packaging, assessment, process improvement consulting, claims management, private fleet management and full-cycle shipping and procurement cost assessment management. To provide cost-effective and efficient delivery, OrderPro Logistics has created proprietary web-enabled software to manage all transport and shipping processes to maximize inbound and outbound savings and provide complete real-time logistics management services. OrderPro Logistics, Inc. through our motor carrier subsidiary, offers contract carriage services to our client base. The combination of our 3PL Program (third-party logistics) and contract carriage is a competitive advantage that will greatly benefit our company.

     * Aggressive Acquisition Roll-Up: OrderPro Logistics, Inc. has launched its expansion initiatives by actively pursuing acquisitions of transportation companies that are currently operating in markets that OrderPro Logistics, Inc. considers strategic to our growth plan. The initial acquisition was Great Plains Transportation based in the area of Kansas City, Kansas.

     * Leading Technology: OrderPro(TM) is a web-enabled proprietary software bringing profitable innovation to the transportation industry. Through this technology, OrderPro Logistics, Inc. is able to give nationwide rate quoting, select cost-saving carriers, and provide complete on-site logistics management services.

     * Revenue Sharing Agreements: OrderPro Logistics, Inc. has implemented an aggressive third-party logistics and freight brokerage development plan focused on contracting with manufacturers to provide efficient and cost-effective logistics management services combined with revenue-sharing agreements.

     * Consistent Revenue Increase: New contracts currently being negotiated are expected to contribute approximately $2 million to $4 million in total revenues on an annual basis beginning the second quarter of FY2003. The basis of this revenue will be Great Plains Transportation, the 3PL Program and freight brokerage services.

COMPETITION

The freight brokerage business is characterized as highly competitive. Primary competition for freight brokerage comes from numerous existing and new freight brokers. All of the companies that provide freight transportation services are potentially competitors. Most of the existing logistics companies in this industry are large organizations seeking the business of major manufacturers. Although our company will initially target small-to-medium size companies, it could face intense competition from those large organizations when we demonstrate the viability of these customers. OrderPro Logistics, Inc. provides all levels of service necessary to meet client needs. These services range from online freight booking and order retrieval to full-time, on-site logistics management and director motor carrier services.

We are establishing a presence on the Internet with a database of information relevant to the shipment, costing, and control of freight. The value of this database and the service provided by us gives both OrderPro Logistics, Inc. and its customers a competitive edge in the market place. Our services will actually create a new niche in the transportation industry. This niche will provide small-to-medium sized manufacturers an opportunity to become more competitive with larger manufacturers by not just reducing freight cost but by turning freight activity into a profit center. Our ability to partner with our customers is entirely unique within the transportation industry. This unique arrangement with our customers will allow us to expand market share at a rate in excess of that which would normally be expected under more conventional supplier/vendor circumstances.

According to current estimates, the U.S. trucking industry is comprised of over 360,000 companies with total revenue of approximately $255.5 billion per year. To service this growing industry, which has out-paced air transportation by $18 billion per year, OrderPro Logistics, Inc. has the capabilities to manage all stages within the transport and shipping area process. Through our technology, we are able to give real-time, nationwide rate quoting, select cost-saving carriers, and provide complete on-site logistics management services. United through a customer-needs-drive, web-enabled system, these services combine to change the way transportation services are utilized to allow transportation to become a profit-producing process.

The freight brokerage business includes telephone and Internet servicing of customers by personnel at corporate headquarters. On-site logistics managers with support personnel at corporate headquarters fill our company's contracted logistics customer needs. The use of the Internet and other electronic data exchange mediums enables smooth integration of both functional areas.

OrderPro Logistics, Inc. will send an annual report to its security holders, which shall contain audited financial statements. The registrant is electronically filing this Form 10-KSB with the Securities Exchange Commission, to comply with the reporting requirements as promulgated by the commission. As such, OrderPro Logistics, Inc. will advise the shareholders that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

PATENTS

OrderPro Logistics, Inc. was issued a Certificate of Registration for the OrderPro Logistics trademark by the United States patent and Trademark Office. (Serial No. 78025345 and Registration No. 2704591.) OrderPro Logistics, Inc. has not applied for any Patents.

ITEM 2. DESCRIPTION OF PROPERTY

Current facilities for company headquarters are located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona are expected to be adequate through 2003. Provisions have been made and we have a commitment for additional space in the building for expansion purposes if needed. Corporate headquarters expansion and related overhead will be minimal and disproportionate as we grow. The monthly lease payment is $3,521 with annual escalations through May 31, 2003.

Great Plains Transportation facilities are located at 6505 East I-35 Frontage Road, City of Merriam, County of Johnson, and State of Kansas. The lease is with The Neighborhood Group, Inc. Managing Agent for D and R Partners, Inc., dba Courtside Offices. The monthly lease payment is $875.00 through December 31, 2003.

At this time, OrderPro Logistics, Inc. has no policy in terms of investment in real estate nor does it have any investment in real estate and no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

OrderPro Logistics, Inc. is a party to routine litigation incident to its business, primarily related to vendor payment issues. Management does not believe that the litigation, to which it is currently a part, if determined adversely to the company, would individually or in the aggregate have a materially adverse affect on the company's financial position or the results of operations.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders other than the agreement to merge with FifthCai Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OrderPro Logistics, Inc. began trading on the OTCBB as of September 05, 2002. The trading symbol is OPLO.

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

HOLDERS

There are seventy-two (72) holders of our common equity as of December 31, 2002.

DIVIDENDS

There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on OrderPro Logistics, Inc.'s revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This Form 10-KSB contains certain statements that are not related to historical results including, without limitations, statements regarding the business strategy, objectives, and future financial position of OrderPro Logistics, Inc. These statements are forward-looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

OVERVIEW

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000, and had no operations until July 2000. We provide freight brokerage and logistics services through Internet access, on-site presence and custom designed software. During FY2001 and FY2002 our company put forth all efforts to develop a publicly traded company and structure our company for the initial business launch during the 2nd quarter of FY2003. We invested in the OrderPro(TM) software system and the organizational framework necessary to launch and maintain our business plan.

On September 29, 2000, we acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. FifthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics on September 29, 2000. In conjunction with the acquisition, OrderPro Logistics, Inc. issued 240,000 shares of common stock to the former stockholders for FifthCAI, Inc. On a pro forma basis, had the merger occurred on May 12, 2000, the combined loss would have been $1,300 greater. In conjunction with the acquisition, we had a reorganization of our equity to establish a par value of $0.0001 per share and accomplish a 6.20-shares-for-one split.

OrderPro Logistics, Inc. continues to market its primary services, freight brokerage and third-party logistics services, through Internet access. The acquisition of Great Plains Transportation is expected to provide up to $3 million in revenue when the operation reaches optimum level with twenty-one units.

RESULTS OF OPERATIONS

OrderPro Logistics, Inc. continued to have limited operations for the year ended December 31, 2002, with revenues of $99,151 and a loss of $3,690,789. Limited operations in 2001 resulted in revenue of $895,020 and a loss of $550,565.

Capital reserves at December 31, 2002 were essentially depleted. The costs of operations have been continuously financed through funds provided by our company's founder. The amount outstanding and payable at December 31, 2002 is $400,915. We plan to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow. We are currently seeking capital for bridge funding through several investment sources.

If OrderPro Logistics, Inc. is unable to increase sales as expected, and/or raise additional interim capital to fully implement its business plan, it may jeopardize our ability to continue as a going concern.

REVENUES AND OPERATING MARGINS

Revenue is derived from the brokerage of freight services. A customer either contacts OrderPro Logistics, Inc. or contacts our on-site representative with details of freight that needs to be moved by truck. Additional revenue is earned in that we provide our customers with savings in shipping costs and we share that savings with the customer. Revenue is also developed through our over-the-road trucking operation. Great Plains Transportation was acquired by OrderPro Logistics, Inc. in November 2002, and has expanded its revenue base through the increase of over-the-road equipment. Great Plains Transportation is a valuable component of our 3PL Program since the shipping requirements of our customers can be insured by the utilization of our own equipment in conjunction with other for-hire fleets. Revenue from Great Plains Transportation has become a steady upward trend that will continue with the addition of operating power units.

Our marketing focus has been the maintenance of the existing customer base and development of new customers. Until additional capital has been developed, OrderPro Logistics, Inc. will remain in its current mode of protecting and maintaining its existing customer base. Once additional operating capital is acquired, we expect to gain one new logistic customer (a customer that utilizes our on-site management services) every three months and two new brokerage customer(s) (customers utilizing only our call-in services for freight orders) each month.

We anticipated that OrderPro Logistics, Inc. would have the required capital to consolidate less-than-truckload shipments into truckload shipments thereby generating revenues based on a fixed percentage of the shipping costs saved by our customer. Without the capital required to provide rapid payment to the carriers, it is almost impossible to ship freight at rate levels that will assure our projected operating margins. We have proven that carriers will haul freight for lower rates when they are paid promptly. Other factors affecting margins are high fuel prices and our inability in certain cases to recover those costs. Numerous small companies in the trucking industry have gone out of business reducing the number of companies available to haul freight. We believe that we could meet our anticipated margins if we were adequately funded.

OPERATING EXPENSES

The primary expense during the course of normal operations is the cost paid to the truckers for moving the freight. These costs should amount to approximately 75% of revenue. We are currently seeking funding that will provide operating capital to fund our Rapid Pay Program for carriers. Throughout 2002, OrderPro Logistics, Inc. had limited freight moving operations with minimal Cost of Revenue. The second largest expense during the course of normal operations is for employees. These expenditures were also minimal in 2002. During 2002 the company focused all available resources on achieving the approval of the SEC and NASD to become a trading company. On February 14, 2002 the Securities and Exchange Commission issued an Order Declaring the Registration Statement Effective Pursuant to Section 8(a) of the Securities Act of 1933, as Amended, File No. 333-53740.

The company has not achieved revenue growth as a result of limited financial resources. While operations have been limited, development of the Internet-based software system has continued. This proprietary program is an integral component of the third-party logistics program. The company is currently seeking investment support for the funding of its ongoing operations and acquisition candidates that will enable it to achieve revenues as defined by its business plan.

Our proprietary software system was completed during 2002 and is currently in the "Beta" testing phase through company-owned operations and primary customers of our Great Plains Transportation subsidiary. The new system is accessible via the Internet and can be operated through the Internet from virtually any location worldwide. Features include direct access to our Rate Quotation System. Customers can access our Rate Quotation System via the Internet to determine their freight cost and, in the case of our logistics customers, can actually establish pricing features that provide for built-in profit for all shipments. Additional features include direct access to our system from the customer's location for the entry of freight orders, and a feature for the direct entry of the bill of lading. Other features include tracing of shipments in process and issuing of management reports for cost and on-time performance. Our operations and management personnel have a full range of functions available for the management of all dispatch functions. The system provides for transfer of accounting data to an accounting program through an interface feature making our software even more attractive to this prospect base. We expect that our system will be one of the primary features a prospective client will consider, when entering into a contract with us to provide our services.

FINANCIAL CONDITION

Throughout 2002 OrderPro Logistics, Inc. was in the process of increasing equity capital to fund the growth of the company. Our strategic plan requires additional capital to gain market acceptance with both carriers and customers. A primary objective of our carrier program is to improve trucking company availability and loyalty by making payment to our carriers for their services in an accelerated manner. Trucking companies typically provide lower cost services when receiving rapid payment. This will require establishing funding and lines of credit that track our accelerated growth plan. Our Rapid Pay Program will enhance our company's profit potential.

The significant cost incurred to develop our proprietary software as of December 31, 2002 was $458,165. Another major aspect of the strategic plan calls for rapid payment of carriers. Until such time as sufficient capital is available to fund both the Rapid Pay Program and the growth of the company, this plan cannot be implemented. Currently, trade account receivables are less than trade account payables due to the use of cash to fund the growth of the company. During 2002, OrderPro Logistics, Inc. raised an additional $370,150.00 through the sale of 10% convertible debentures. Proceeds from the issuance of convertible debentures through December 31, 2002 was $938,825.00 with $580,050.00 of that amount being converted to shares in OrderPro Logistics, Inc.

SEASONALITY

We do not experience seasonal fluctuation other than weather related slowdowns.

LIQUIDITY AND CAPITAL RESOURCES

OrderPro Logistics, Inc. had a net working capital (current assets less current liabilities) deficit at December 31, 2002. The company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Cash used by operations was $332,696 for the year ended December 31, 2002.

The audited financial statements for the year ending December 31, 2002 have been prepared assuming that OrderPro Logistics will continue as a going concern. Operations commenced in 2000 with losses of $296,639 for the period ended December 31, 2000, and has limited working capital reserves. We expect to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about OrderPro Logistics ability to continue as a going concern.

To date, OrderPro Logistics has financed its operations principally through the founder's investment and the placement of convertible debentures. OrderPro Logistics, Inc. believes that it has and will have sufficient cash flow to continue its operations through December 31, 2003. We will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the company. Should sales growth not materialize, OrderPro Logistics may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives. Additional funds needed to continue operations through December 31, 2003 are $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000, of which $400,000 would be raised through operations. If the debenture holders elect not to convert to common stock, OrderPro Logistics, Inc. will need an additional $358,775 plus interest to meet its obligations.

The infusion of the needed additional capital would allow OrderPro Logistics, Inc. to fully implement its business plan with the carriers and obtain all of the pricing benefits that would accompany its Rapid Pay Program. The earlier that this program can be achieved, the better the prospects for achieving profitable. The funds to be applied to completion for the software and systems would likewise increase the efficiency of the entire shipping process. Should OrderPro Logistics, Inc. be unable to obtain the additional funding it could seek to continue operations as a transportation broker on a scaled-back level. Failure to implement the software system would limit the growth of sales due to the limited capacity of the automated system and the concurrent incremental costs of manual processing. Were these short-term (12 months), capital requirements fully funded we do not foresee additional long-term capital requirements except to fund growth which requires increased capital as accounts receivable increase.

Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the company. Management believes that a key operational need is to pay the truckers for their services on a basis that is superior to payment terms truckers receive from other shippers and brokers. When payment to the truckers is made quickly OrderPro Logistics, Inc. can effectively negotiate for lower costs. When payment to the truckers is made quickly we will have a greater number of truckers desiring to haul freight for us. The relationship between increased revenue, increased receivables and increased capital is direct as a result of delayed payment by our customers. As revenues increase the amount of capital needed to fund the Rapid Payment Program will increase.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ADDITIONAL FINANCING. OrderPro Logistics, Inc. will require additional financing to achieve growth in operations and to support working capital requirements. We may seek additional financing through private placements of debt or equity financing.

TECHNOLOGICAL CHANGE. OrderPro Logistics, Inc. has been able to keep pace with software changes with the continuing design and development of its proprietary software.

COMPETITION. OrderPro Logistics, Inc. faces competition from many sources, most of which are larger and have significantly more resources.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of OrderPro Logistics, Inc. are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no changes of Accountants or disagreements with the registrant's Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and officers of our company and the principal offices and positions with our company held by each person.

     Name                Age                          Position
     ----                ---                          --------
Richard L. Windorski     62      President, Chief Executive Officer and Director
Patricia Robinson        58      Secretary/Treasurer, Chief Financial Officer,
                                 Director
Joel K. Windorski        56      Director
Robert L. Best           67      Director
Robert Kuchowicz         60      Vice President of Operations

The following is a brief summary of the Directors, and Officers including their business experiences.

Mr. Richard L. Windorski is Chairman of the Board, President and Chief Executive Officer. He has over 30 years experience in the manufacturing and transportation industry and has effectively proven that transportation brokerage/logistics management can be successful in a competitive marketplace if service is based on solid concepts and is believable on the part of the clients. His experience includes senior positions in materials and production management during employment with Control Data Corporation, Arctic Enterprises, and Wausau Homes. He has worked in the transportation industry as President of a regional contract carrier and transportation broker. For the five years Mr. Windorski has served as founder and President of EMC Transportation, Inc., which until June 30, 2000 provided the freight brokerage services upon which OrderPro Logistics, Inc. builds its base. He holds a Bachelor of Science Business Administration from the University of Minnesota.

Ms. Patricia Robinson is a Director, Secretary Treasurer, and Chief Financial Officer. She has been with OrderPro Logistics, Inc. since November of 2000. Her prior experience includes the positions of Executive Director and Financial Director for a nationally accredited behavioral health agency. She has twenty years of senior management experience including systems development and compliance requirements with national, state, and local government entities.

Mr. Joel K. Windorski retired from the Arizona School System in November of 2002 after 25 years of service. His primary responsibilities involved the management and control of facilities and grounds for the San Manuel School District. Mr. Windorski attended Adams State College at Alamosa, Colorado with primary focus in business Administration. He specialized in Electricity and Electronics at Central Arizona College and Pima Community College in Tucson, Arizona where he completed course work in general accounting and finance.

Mr. Robert L. Best is formerly of the Gunite Corporation and brings over 43 years of cost value analysis experience to OrderPro Logistics. While at Gunite he was involved in the management of production and inventory control before moving into purchasing management as a Certified Purchasing Manager. During his tenure, he participated and supervised cost value analysis programs.

Mr. Robert Kuchowicz is Vice President of Logistics Operations and has over 35 years experience in the engineering, manufacturing and material management industries. He has held senior management positions for the last 20 years and brings significant knowledge and background in engineering, manufacturing and materials management to the company.

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

ITEM 10. EXECUTIVE COMPENSATION

No employee received more than $100,000 in compensation during FY2002. During the year ended December 31, 2002, the company focused all available resources on activities necessary to become a trading company. Normal operations were minimal and salary expenses were significantly reduced. The company recognizes the critical contribution of its key employees and compensated them for their ongoing efforts and support by granting shares of restricted common stock.

The President will not participate in any finders' fees however; he will receive some benefits as a beneficial owner of the registrant upon a merger or acquisition. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our company's Common Stock as of the date of this prospectus by:
(i) each stockholder known by OrderPro Logistics, Inc. to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of OrderPro Logistics, Inc. and (iii) all directors and officers as a group. The percentages shown are based on the 16,638,501 shares of common stock outstanding as of the date of this prospectus.

All those named in the following table can be contacted through OrderPro Logistics, Inc 7400 N. Oracle Road Suite 372, Tucson, AZ 85704

                                                               Percentage
Name                                 Number of Shares     Beneficially Owned (1)
----                                 ----------------     ----------------------
Richard L. Windorski (2)                  7,435,334               44.7%
Patricia L. Robinson                        333,333                2.0%
Joel K. Windorski                           371,000                2.0%
Robert L. Best                               66,667                 .5%
Robert Kuchowicz                            316,667                2.0%
All officers and directors as a
 group (4 persons)                        8,523,001               51.2%

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

As part of the formation of OrderPro Logistics, Inc. Mr. Richard L. Windorski, the major beneficial shareholder President and CEO, initially contributed furniture, property and other assets to our company in exchange for shares of stock in OrderPro Logistics, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1   Code of Ethics
     99.1   Certification of Chief Executive Officer.
     99.2   Certification of Chief Financial Officer.

(b) Reports on Form 8-K

None

ITEM 14. CONTROLS AND PROCEDURES

OrderPro Logistics, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in our company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our company's management, including our company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in the evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have within 90 days of the filing of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORDERPRO LOGISTICS, INC




May 13, 2003                        /s/ Richard L. Windorski
                                    ------------------------------------------
                                    Richard L. Windorski, President and
                                    Chief Executive Officer, Director



May 13, 2003                        /s/ Patricia Robinson
                                    ------------------------------------------
                                    Patricia Robinson, Chief Financial Officer,
                                    Director, Secretary, and Treasurer

CERTIFICATION

I, Richard L. Windorski, Chief Executive Officer of OrderPro Logistics, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of OrderPro Logistics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Richard L. Windorski
-----------------------------
Richard L. Windorski
Chief Executive Officer

CERTIFICATION

I, Patricia Robinson, Chief Financial Officer of OrderPro Logistics, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of OrderPro Logistics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Patricia Robinson
----------------------------
Patricia Robinson
Chief Financial Officer

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


ORDERPRO LOGISTICS, INC.

Report of Independent Accountants ................................... F-2

Balance Sheet - December 31, 2002 ................................... F-3

Statements of Operation for the two years
  ended December 31, 2002 ........................................... F-4

Statements of Stockholders' Equity for the
  two years ended December 31, 2002 ................................. F-5

Statements of Cash Flows for the two years
  ended December 31, 2002 ........................................... F-6

Notes to Financial Statements for the
  two years ended December 31, 2002 ................................. F-7 - F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF
ORDERPRO LOGISTICS, INC.

We have audited the accompanying balance sheet of OrderPro Logistics, Inc. (the Company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrderPro Logistics, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company commenced operations in 2000, has incurred losses of $4,537,993 since inception and has a deficit working capital of $936,061 at December 31, 2002. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                  /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
May 12, 2003

                     OrderPro Logistics, Inc. and Subsidiary
                                  Balance Sheet
                                December 31, 2002

                                                                            December 31,
                                                                               2002
                                                                            -----------
                                     ASSETS
Current Assets
  Accounts receivable - trade net of allowance for doubtful accounts        $    27,165
                                                                            -----------

      Total Current Assets                                                       27,165

Property and equipment, net of accumulated depreciation                          34,668

Purchased and internally developed software, net of amortization                292,544
Customer and vendor data, net of amortization                                   179,438
Goodwill                                                                        236,187
                                                                            -----------

      Total Assets                                                          $   770,002
                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                                            $    50,334
  Accounts payable                                                              183,481
  Accrued liabilities                                                           165,721
  Note payable                                                                   15,000
  Due to officer                                                                400,915
  Convertible debentures                                                        147,775
                                                                            -----------

 Current liabilities                                                            963,226

Long-term liabilities
  Convertible debentures                                                        211,000
                                                                            -----------

      Total Liabilities                                                       1,174,226

Stockholder's Equity
  Common stock, $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding 15,979,334 shares at December 31, 2002                  1,598
  Additional paid-in capital                                                  4,132,171
  Accumulated deficit                                                        (4,537,993)
                                                                            -----------

      Total Stockholders' Equity (Deficit)                                     (404,224)
                                                                            -----------

      Total Liabilities and Stockholders' Equity                            $   770,002
                                                                            ===========

The accompanying notes are an integral part of these financial statements.

                     OrderPro Logistics, Inc. and Subsidiary
                             Statements of Operation
                    for the two years ended December 31, 2002

                                                    For the year ended
                                                        December 31,
                                              ---------------------------------
                                                  2002                 2001
                                              ------------         ------------
Revenue                                       $     99,151         $    895,020

Cost of Sales:
  Direct cost of revenue                            60,347              688,818
  Employee costs                                   450,800              114,370
  Rent and occupancy costs                          18,432               22,538
  Amortization and depreciation                    237,706              107,459
  Subcontract services                             140,356                   --
                                              ------------         ------------

      Cost of Goods Sold                           907,641              933,185
                                              ------------         ------------

Gross Loss                                        (808,490)             (38,165)

Expenses
  Administrative costs                           1,785,870              235,789
  Employee costs                                   968,606              212,401
  Rent and occupancy costs                          19,360               12,138
  Interest expense                                 106,801               50,542
  Amortization and depreciation                      1,662                1,530
                                              ------------         ------------

      Total Costs                                2,882,299              512,400
                                              ------------         ------------

Loss before income tax benefit                  (3,690,789)            (550,565)

Benefit of income taxes                                 --                   --
                                              ------------         ------------

Net Loss                                      $ (3,690,789)        $   (550,565)
                                              ============         ============
Loss per common share
  Basic                                       $      (0.34)        $      (0.11)
                                              ============         ============

  Diluted                                     $      (0.34)        $      (0.11)
                                              ============         ============
Weighted average shares outstanding
  Basic                                         10,890,726            4,939,954
                                              ============         ============

  Diluted                                       10,890,726            4,939,954
                                              ============         ============

The accompanying notes are an integral part of these financial statements.

                     OrderPro Logistics, Inc. and Subsidiary
                       Statements of Stockholders' Equity
                    for the two years ended December 31, 2002

                                         Common Stock           Additional
                                   -----------------------       Paid In     Accumulated
                                    Shares        Amount         Capital       Deficit          Total
                                    ------        ------         -------       -------          -----
Balance at January 1, 2001         4,900,000     $     490     $  398,559    $  (296,639)    $   102,410

Conversion of debentures to
 common stock                         41,667             4         12,496                         12,500

Net loss                                                                        (550,565)       (550,565)
                                 -----------     ---------     ----------    -----------     -----------

Balance at December 31, 2001       4,941,667           494        411,055       (847,204)       (435,655)

Conversion of debentures to
 common stock                      1,461,000           146        481,906                        482,052

Exchange of stock for services/
 accounts payable                  9,576,667           958      3,239,210                      3,240,168

Net loss                                                                      (3,690,789)     (3,690,789)
                                 -----------     ---------     ----------    -----------     -----------

Balance at December 31, 2002      15,979,334     $   1,598     $4,132,171    $(4,537,993)    $  (404,224)
                                 ===========     =========     ==========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                     OrderPro Logistics, Inc. and Subsidiary
                             Statements of Cash Flow
                    for the two years ended December 31, 2002

                                                               December 31,        December 31,
                                                                  2002                2001
                                                               -----------         -----------
Loss from operations                                           $(3,690,789)        $  (550,565)
  Adjustments to reconcile net loss from operations
   to net cash provided by (from) operating activities:
    Amortization and depreciation                                  239,368             108,989
    Allowance for doubtful accounts                                     --              18,103
    Goodwill                                                       236,187                  --
    Issuance of stock for services                               2,920,050                  --
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable                       (16,883)            202,878
  Decrease in due from officer and employee                             --               2,933
  Decrease in prepaid expenses                                          --               2,374
  Increase in bank overdraft                                        34,941               9,108
  (Decrease) in accounts payable                                   (31,929)           (300,486)
  Increase (decrease) in accrued liabilities                       (23,641)            140,332
                                                               -----------         -----------

Net Cash Provided (Used) by Operating Activities                  (332,696)           (366,334)
                                                               -----------         -----------
Cash Flows From Investing Activities
  Acquisition of property, equipment, software and
   customer and vendor data                                       (141,929)            (71,761)
                                                               -----------         -----------

Net Cash Provided (Used) by Investing Activities                  (141,929)            (71,761)
                                                               -----------         -----------
Cash Flows From Financing Activities
  Proceeds from notes payale                                        15,000              62,000
  Repayment of notes payable                                       (62,000)            (97,740)
  Proceeds from due to officer, net                                301,898              50,235
  Proceeds from convertible debentures                             214,152             429,175
                                                               -----------         -----------

Net Cash Provided (Used) by Financing Activities                   469,050             443,670
                                                               -----------         -----------

Net increase (decrease) in cash                                     (5,575)              5,575

Cash at beginning of year                                            5,575                  --
                                                               -----------         -----------

Cash at end of year                                            $        --         $     5,575
                                                               ===========         ===========
Supplemental Disclosures
  Interest expense                                             $   106,801         $    50,542
                                                               ===========         ===========

The accompanying notes are an integral part of these financial statements.

                     OrderPro Logistics, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements
                 for the years ended December 31, 2002 and 2001


NOTE 1 - THE COMPANY

OrderPro Logistics, Inc. (the "Company") was incorporated in the state of Arizona on May 12, 2000. The Company had no operations until July 2000. The Company provides freight brokerage, and logistics services through internet access, on-sight presence and custom designed software and commencing in late 2002 began providing freight transportation services.

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

On November 15, 2002, the Company acquired Great Plains Transportation, Inc. in exchange for a cash payment of $39,000, a convertible debenture in the amount of $190,000 and a note payable for $15,000 that is due in June 2003. Great Plains provides freight transportation services for customers.

MANAGEMENT PLANS AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception, had losses of $3,690,789 and $550,565 respectively for the years ended December 31, 2002 and 2001, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at December 31, 2002 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions were eliminated.

Revenue and Expense Recognition - The Company recognized revenue when the freight is tendered to the carrier at origin, and the Company records the concurrent liability to the carrier and any other expenses related to shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses, or risk of collection it recognizes commission upon performance of services. Where the Company provides transportation services revenue is recognized when the load is delivered and accepted by the customer.

                     OrderPro Logistics, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements
                 for the years ended December 31, 2002 and 2001


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Goodwill - The Cost of investments in purchased companies in excess of the underlying fair value of net assets at the date of acquisition is recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

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

                     OrderPro Logistics, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements
                 for the years ended December 31, 2002 and 2001


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         December 31,
                                                   ------------------------
                                                     2002             2001
                                                   -------          -------

     Computers                                     $16,772          $13,772
     Furniture and equipment                        13,299           11,299
     Transportation equipment                       21,000               --
                                                   -------          -------
                                                    51,071           25,071
     Less: accumulated depreciation                 16,403            9,284
                                                   -------          -------
                                                   $34,668          $15,787
                                                   =======          =======

Depreciation and amortization expense for the periods ended December 31, 2002 and 2001 was $7,119 and $6,205, respectively.

                     OrderPro Logistics, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements
                 for the years ended December 31, 2002 and 2001


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

Purchased and internally developed software consist of the following:

                                                         December 31,
                                                  -------------------------
                                                    2002             2001
                                                  --------         --------

     Software                                     $458,165         $342,236
                                                  --------         --------
                                                   458,165          342,236
     Less: accumulated depreciation                165,621           50,742
                                                  --------         --------
                                                  $292,544         $291,494
                                                  ========         ========

Amortization expense for the periods ended December 31, 2002 and 2001 was $114,879 and $42,455, respectively.

In 2000, the total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782 which is included in the Due to Officer liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000.

Amortization of the customer and vendor data for the periods ended December 31, 2002 and 2001 was $120,235 and $51,268, respectively.

                     OrderPro Logistics, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements
                 for the years ended December 31, 2002 and 2001


NOTE 5 - ACQUISITION AND GOODWILL

On November 15th, 2002, the Company acquired 100% of the outstanding shares of Great Plains Transportation, Inc. ("GPTI"), a Kansas City, Missouri based transportation company providing transportation and shipping services for clients in the Midwest United States.

The total purchase consideration of $265,000 consisting of approximately $75,000 of notes payable to officers, to reimburse the GPTI officer for advances in connection with this acquisition and convertible debentures of $190,000 bearing interest at 7% per annum and convertible at a rate of five shares for each dollar of principal converted. The purchase consideration of the acquired assets and assumed liabilities was allocated based on the fair values as follows:

     Tangible assets acquired                                    $  38,485
     Liabilities assumed                                            (9,672)
     Goodwill                                                      236,187
                                                                 ---------
              Total purchase consideration                       $ 265,000
                                                                 =========

Goodwill is expected to be fully depreciable for tax purposes.

In addition, the purchase agreement between the Company and GPTI provides for the payment of contingent consideration in accordance with a specific formula if certain criteria with respect to revenue are met in future periods through November 2005. When and if this contingency becomes determinable, the additional consideration will be charged to operations as a cost of sales in the period determinable.

In 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill is not subject to amortization but is tested for impairment annually. Therefore, goodwill is not being amortized for financial statement purposes. There was no goodwill applicable to prior periods.

NOTE 6 - NOTES PAYABLE

At December 31, 2002, the Company has a note payable of $15,000 in conjunction with the acquisition of GPTI. This note bears interest at a rate of 8% per annum, is due and payable in June, 2003, and is unsecured.

NOTE 7 - CONVERTIBLE DEBENTURES

The Company has issued debentures for cash and services provided to the Company. These debentures bear interest at a rate of 10% per annum and $147,775 is due in November 2003 and $211,000 is due in November 2005. Also, in November 2002, the Company issued debentures for the acquisition of GPTI. The debentures are convertible into 1 share of common stock per $0.30 or $0.20 (depending on the debenture) of principal amount of debenture converted. The Company issued $214,152 and $509,175 of debentures during 2002 and 2001. During 2002 and 2001,
$482,055 and $12,500 of debentures was converted into 1,461,000 and 41,667 shares of common stock, respectively. Interest expense for the years ended December 31, 2002 and 2001 was $73,676 and $30,456, respectively. If all of the outstanding debentures at December 31, 2002 were converted, the Company would be obligated to issue an additional 1,512,583 shares of common stock.

                     OrderPro Logistics, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements
                 for the years ended December 31, 2002 and 2001


NOTE 8 - INCOME TAXES

At December 31, 2002, the Company has approximately $4,538,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of these losses resulted in a deferred income tax asset of approximately $0, after being fully offset by an equal valuation allowance of $1,859,775.

Income tax benefit for the periods ended December 31, 2002 and 2001 include the following components:

                                                            December 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
     Current Income Tax Benefit:
       Federal                                      $(1,254,900)    $  (187,000)
       State                                           (257,600)        (39,000)
                                                    -----------     -----------
                                                     (1,512,500)       (226,000)
     Deferred Income Tax Benefit:
       Federal                                             (892)             --
       State                                               (183)             --
                                                    -----------     -----------
                                                         (1,075)             --
                                                    -----------     -----------
     Total current and deferred income tax benefit   (1,513,575)       (226,000)
     Increase in valuation allowance                  1,513,575         226,000
                                                    -----------     -----------
     Benefit (provision) for income taxes           $        --     $        --
                                                    ===========     ===========

Income tax benefit differs from amounts computed by applying the U.S. Federal income tax annualized rate of 34% to earnings before income taxes as a result of the following:



     Computed expected tax expense                   $(1,255,792)    $ (187,000)
     Increase in income taxes resulting from:
      State income taxes, net of Federal income
       tax benefit                                      (257,783)       (39,000)
                                                     -----------     ----------
     Total current and deferred income tax benefit   $(1,513,575)    $ (226,000)
                                                     ===========     ==========

The tax effects of temporary differences that give rise to a deferred tax asset at December 31, 2002 is the amortization of goodwill for income tax purposes over 15 years on a straight line basis and no amortization for financial statement purposes.

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

                     OrderPro Logistics, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements
                 for the years ended December 31, 2002 and 2001


NOTE 8 - INCOME TAXES (CONTINUED)

                                    Federal            State
     Expiration                     Amount             Amount
     ----------                     ------             ------
        2005                                         $  296,000
        2006                                            551,000
        2007                                          2,693,413
        2020                       $  296,000
        2021                          551,000
        2022                        2,693,413
                                   ----------        ----------
        Total                      $3,540,413        $3,540,413
                                   ==========        ==========

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

At December 31, 2002, the Company has a liability to the officer and director of the Company in the amount of $400,915. During 2002 the majority stockholder advanced an additional $301,898. The amount is being paid over three years and bears interest at a rate of 7.0% per annum.

NOTE 10 - LEASE COMMITMENTS

The Company is obligated under a long term lease for office space in Tucson Arizona. The annual lease payments require monthly payments of $3,521 with annual escalation through May 31, 2003. Annual commitments for the calendar years are as follows:

          2003      $19,406

Subsequent to the lease expiration, leases are on a month-to-month basis.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 15,979,334 shares outstanding at December 31, 2002.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the year. The diluted share base for the years ended December 31, 2002 and 2001 exclude the shares that could be issued upon exercise of the conversion right under the debentures of 1,512,583 and 2,088,917 shares, respectively, due to the antidilutive effect as a result of the Company's losses during the years.