Form 10QSB
period 2003-03-31
ORDERPRO LOGISTICS INC
filed 2003-05-23
CIK 1116884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For the Quarter Ended March 31, 2003              Commission File Number 0-30857


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 23,283,834

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                                TABLE OF CONTENTS

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)                                   3

       Consolidated Balance Sheet as of March 31, 2003                        3

       Consolidated Statements of Operations for the three months
       ended March 31, 2003 and 2002                                          4

       Consolidated Statement of Stockholders' Equity for the three months
       ended March 31, 2003 and 2002                                          5

       Consolidated Statement of Cash Flows for the three months
       ended March 31, 2003 and 2002                                          6

       Notes to Financial Statements                                          7

   Item 2. Management's Discussion and Analysis                              14

   Item 3. Controls and Procedures                                           16

PART II - OTHER INFORMATION
    Item 1. Legal Proceedings                                                17
    Item 2. Changes in Securities and Use of Proceeds                        17
    Item 3. Defaults Upon Senior Securities                                  17
    Item 4. Submission of Matters to a Vote of Security Holders              17
    Item 5. Other Information                                                18
    Item 6. Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                   19

ITEM 1. FINANCIAL STATEMENTS

                            ORDERPRO LOGISTICS, INC.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                                                            March 31,
                                                                              2003
                                                                          -----------
                                     ASSETS
Current Assets
  Accounts receivable - trade net of allowance for doubtful accounts      $    32,942
  Prepaid expenses                                                            148,668
                                                                          -----------

      Total Current Assets                                                    181,610
                                                                          -----------

Property and equipment, net of accumulated depreciation                        31,745
Purchased and internally developed software, net of amortization              396,727
Customer and vendor data, net of amortization                                 149,532
Goodwill                                                                      236,187
                                                                          -----------

      Total Assets                                                        $   995,801
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft                                                          $    36,005
  Accounts payable                                                            208,263
  Accrued liabilities                                                         177,807
  Note payable                                                                 15,000
  Due to officer                                                              442,694
  Convertible debentures                                                      243,475
                                                                          -----------

      Current liabilities                                                   1,123,244

Long-term liabilities
  Convertible debentures                                                      211,000
                                                                          -----------

      Total Liabilities                                                     1,334,244
                                                                          -----------
Stockholder's Equity
  Common stock, $.0001 par value, 100,000,000 shares authorized,
   23,283,834 shares issued and outstanding at March 31, 2003                   2,329
  Additional paid-in capital                                                4,643,534
  Accumulated deficit                                                      (4,984,306)
                                                                          -----------

      Total Stockholders' Equity (Deficit)                                   (338,443)
                                                                          -----------

      Total Liabilities and Stockholders' Equity                          $   995,801
                                                                          ===========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                      Consolidated Statements of Operations
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                     For the period ended
                                                           March 31,
                                               --------------------------------
                                                   2003                2002
                                               ------------        ------------

Revenue                                             177,404              22,888
Cost of Sales:
  Direct cost of revenue                            144,191              19,166
  Employee costs                                      8,302              39,416
  Rent and occupancy costs                           13,875               4,856
  Amortization and depreciation                      88,412              26,542
  Subcontract services                                  485                  --
                                               ------------        ------------
      Cost of Goods Sold                            255,265              89,980
                                               ------------        ------------
Gross profit (loss)                                 (77,861)            (67,092)
Expenses
  Administrative costs                              214,846             108,493
  Employee costs                                    134,793             592,009
  Rent and occupancy costs                            7,471               2,615
  Interest expense                                   10,566              24,666
  Amortization and depreciation                         776                 776
                                               ------------        ------------
      Total Costs                                   368,452             728,559
                                               ------------        ------------

Loss before income tax benefit                     (446,313)           (795,651)

Benefit of income taxes                                  --                  --
                                               ------------        ------------

Net Loss                                       $   (446,313)       $   (795,651)
                                               ============        ============
Loss per common share
  Basic                                        $      (0.03)       $      (0.14)
                                               ============        ============

  Diluted                                      $      (0.03)       $      (0.14)
                                               ============        ============
Weighted average shares outstanding
  Basic                                          17,211,862           5,710,126
                                               ============        ============

  Diluted                                        17,211,862           5,710,126
                                               ============        ============

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                 Consolidated Statement of Stockholders' Equity
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                       Common Stock           Additional
                                    -------------------        Paid In        Accumulated
                                    Shares       Amount        Capital          Deficit          Total
                                    ------       ------        -------          -------          -----
Balance at January 1, 2002        4,941,667      $  494      $  411,055      $  (847,204)      $(435,655)

Conversion of debentures to
 common stock                     1,436,000         143         457,907                          458,050

Exchange of stock for services    2,364,964         237         709,252                          709,489

Net loss                                                                        (795,651)       (795,651)
                                 ----------      ------      ----------      -----------       ---------

Balance at March 31, 2002         8,742,631      $  874      $1,578,214      $(1,642,855)      $ (63,767)
                                 ==========      ======      ==========      ===========       =========

Balance at January 1, 2003       15,979,334      $1,598      $4,132,171      $(4,537,993)      $(404,224)

Conversion of debentures to
 common stock                     1,736,000         174          86,626                           86,800

Exchange of stock for services/
 accounts payable                 5,568,500         557         424,738                          425,295

Net loss                                                                        (446,313)       (446,313)
                                 ----------      ------      ----------      -----------       ---------

Balance at March 31, 2003        23,283,834      $2,329      $4,643,535      $(4,984,306)      $(338,443)
                                 ==========      ======      ==========      ===========       =========

   The accompanying notes are an integral part of these financial statements.

                            ORDERPRO LOGISTICS, INC.
                      Consolidated Statement of Cash Flows
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                             March 31,       March 31,
                                                               2003            2002
                                                            ---------       ---------
Loss from operations                                        $(446,313)      $(795,651)
 Adjustments to reconcile net loss from operations
  to net cash provided by (from) operating activities:
   Amortization and depreciation                               89,188          27,318
   Issuance of stock for services                             438,627         709,489
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable                   (5,777)          2,528
  (Increase) decrease in prepaid expenses                    (148,668)             --
  Increase (decrease) in bank overdraft                       (14,329)         13,907
  Increase (decrease) in accounts payable                      24,782         (72,448)
  Increase (decrease) in accrued liabilities                   12,086         (19,980)
                                                            ---------       ---------

Net Cash Provided (Used) by Operating Activities              (50,404)       (134,836)
                                                            ---------       ---------
Cash Flows From Investing Activities
 Acquisition of property, equipment, software and
  customer and vendor data                                    (16,375)         (8,692)
                                                            ---------       ---------

Net Cash Provided (Used) by Investing Activities              (16,375)         (8,692)
                                                            ---------       ---------
Cash Flows From Financing Activities
  Advances by officer, net                                     41,779         115,153
  Proceeds from convertible debentures                         25,000          22,800
                                                            ---------       ---------

Net Cash Provided (Used) by Financing Activities               66,779         137,953
                                                            ---------       ---------

Net increase (decrease) in cash                                    --          (5,575)

Cash at beginning of year                                          --           5,575
                                                            ---------       ---------

Cash at end of year                                         $      --       $      --
                                                            =========       =========
Supplemental Disclosures
  Interest expense                                          $  10,566       $  24,666
                                                            =========       =========

   The accompanying notes are an integral part of these financial statements.

Note 1. The Company

The unaudited financial statements included herein were prepared from the records of OrderPro Logistics, Inc. (the Company) in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

OrderPro Logistics, Inc. was incorporated in the state of Arizona on May 12, 2000. On September 29, 2000 the Company acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization. FifthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its acquisition by OrderPro Logistics, Inc. on September 29, 2000. In conjunction with the acquisition, the Company had a reorganization of its equity to establish a par value of $0.0001 per share and to accomplish a 6.20-shares-for-one split in 2000.

OrderPro Logistics, Inc. provides innovative and cost-effective logistics solutions. The strength of the Company lies in the ability to combine expertise with technology to achieve the customer's objective. The Company is at the forefront of web-enabled transportation technology and is positioned for ongoing growth in business and profits. OrderPro Logistics, Inc. combines experience, a track record of success in the transportation industry, and proprietary software to integrate the power of the Internet with daily transportation needs to achieve cost-efficient shipping.

     * OrderPro(TM) provides an extensive communications and information system that ties together our network of employees, carriers and customers. This revolutionary program allows users to gain total control over their shipping departments through a comprehensive suite of customized tools.
     * The 3PL (Third-Party Logistics) Program assists organizations by developing a coherent business strategy. Employees of OrderPro Logistics, Inc. work with customers to develop a comprehensive project plan, deploy a project team to initiate the plan, and remain with the customer through implementation.
     * Freight Management includes all major modes of transportation including Truckload, LTL, intermodal, air, and ocean freight. OrderPro Logistics, Inc. provides the expertise and information to determine the most cost-effective methods for the shipment of freight.

Going Concern and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception, and had losses through December 31, 2002 of $4,537,993 and a loss for the quarter ended March 31, 2003 of $446,313 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at March 31, 2003 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

Revenue and Expense Recognition - The Company recognizes revenue when the freight is tendered to the carrier at origin and the Company records the concurrent liability to the carrier and any other expenses related to the shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services.

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At March 31, 2003 all amounts, net of the allowance for doubtful accounts, are estimated to be collectible.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Cost was determined based on the depreciated carrying value at the time the assets were placed in the Company. Property and equipment is depreciated on a straight-line basis over the estimated useful life of the asset ranging from three to seven years.

Purchased and Internally Developed Software - The Company is committed to completion of an Internet software system for its internal use and potentially for sale or lease to third parties. In accordance with the provisions of the American Institute of Certified Public Accounts Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, the Company has capitalized certain costs incurred in the production of internal-use software. The amount capitalized as an asset of the Company is being depreciated over its estimated economic life.

Customer and Vendor Data - In June 2001 the Financial Accounting Standards Board issued Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the useful lives of the assets while those with indefinite lives are not to be amortized. The Company purchased customer lists and related database information used to speed order matching and the pricing process.

Impairment of Long-lived Assets - In August 2001 the Financial Accounting Standards Board issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which superseded FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 2001. This statement has not had a material impact on the financial condition or results of operations.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Note 3. Property and Equipment

Property and equipment consist of the following:

                                                               March 31,
                                                        ----------------------
                                                          2003           2002
                                                        -------        -------
     Computers                                          $16,772        $13,772
     Machinery & equipment                               21,000
     Furniture and equipment                             13,299         11,299
                                                        -------        -------
                                                         51,071         25,071

     Less: accumulated depreciation                      19,326         10,835
                                                        -------        -------

     Total Furniture and Equipment                      $31,745        $14,236
                                                        =======        =======

Depreciation and amortization expense for the three months ended March 31, 2003 and 2002 was $2,900 and $1,551, respectively.

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

Purchased and internally developed software consist of the following:

                                                               March 31,
                                                        ----------------------
                                                          2003           2002
                                                        -------        -------
     Software                                          $618,707        $350,928
                                                       --------        --------
                                                        618,707         350,928

     Less:  accumulated depreciation                    221,980          63,692
                                                       --------        --------

     Total Software                                    $396,727        $287,236
                                                       ========        ========

Amortization of software costs for the three months ending March 31, 2003 and 2002 were $51,559 and $12,817, respectively.

The purchased customer and vendor data utilized by the Company were purchased in the quarter ended December 31, 2000 from third parties and, in part, from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782, which is included in the Due to Officer Liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000. These customer lists are being amortized over their expected useful lives of seven years.

Note 5. Notes Payable

The Company has a $15,000.00 note payable owed to Paul Titus accruing interest at a rate of 8% per annum. This note is due and payable on June 30, 2003.

Note 6. Convertible Debentures

The Company has issued debentures for cash and services provided to the Company. These debentures bear interest at a rate of 10% per annum and $147,775 is due in November 2003 and $211,000 is due in November 2005. Also, in November 2002, the Company issued debentures for the acquisition of GPTI. The debentures are convertible into 1 share of common stock per $0.30 or $0.20 (depending on the debenture) of principal amount of debenture converted. As of March 31, 2003 the Company has outstanding convertible debentures in the amount of $243,475.

Note 7. Income Taxes

At March 31, 2003 the Company has approximately $4,984,000 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of the loss for the periods ended March 31, 2003 and 2002 resulted in a deferred income tax asset of $0 after being offset by an equal valuation allowance of $183,000 and $326,300, respectively.

The income tax benefit for the three months ended March 31, 2003 and 2002 includes the following components:

                                                               March 31,
                                                        ----------------------
                                                          2003           2002
                                                        -------        -------
      Current Income Taxes
        Federal                                       $(151,800)      $(270,600)
        State                                           (31,200)        (55,700)
                                                      ---------       ---------
                                                       (183,000)       (326,300)
     Deferred Income Taxes:
        Federal                                               0               0
        State                                                 0               0
                                                      ---------       ---------
                                                              0               0
     Total current and deferred income tax benefit     (183,000)       (326,300)
     Increase in valuation allowance                    183,000         326,300
                                                      ---------       ---------
     Benefit (provision) for income taxes             $       0       $       0
                                                      =========       =========

         Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carry forwards. Tax effects are based on a 7.0% state and a 34.0% federal income tax rate for a net combined rate of 41.0%. The realized net operating losses expire over the next twenty years for federal income tax purposes and five years for state income tax purposes as follows:

                      Federal                    State
  Expiration          Amount                     Amount
  ----------          ------                     ------
     2005                                     $  296,000
     2006                                        551,000
     2007                                      2,693,413
     2008                                        446,313
     2020          $  296,000
     2021             551,000
     2022           2,693,413
     2023             446,313
                   ----------                 ----------
       Total       $3,986,726                 $3,986,726
                   ==========                 ==========

Note 8. Related Party Transactions

At March 31, 2003 the Company has a liability to an officer and director of the Company in the amount of $442,694. The amount is to be repaid over three years and bears interest at a rate of 7.0% per annum.

Note 9. Lease Commitments

Current facilities for company headquarters are located in the Northwest Corporate Center at 7400 North Oracle Road, Tucson, Arizona. The lease terms of $3,521.00 per month ends on May 31, 2003.

Great Plains Transportation facilities are located at 6505 East I-35 Frontage Road, City of Merriam, County of Johnson, and State of Kansas. The lease is with The Neighborhood Group, Inc., Managing Agent for D & R partners, Inc. dba Courtside Offices. The monthly lease payment is $875.00 through December 31, 2003.

Note 10. Stockholder's Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 23,283,834 shares outstanding at March 31, 2003.

Note 11. Operations and Employee Costs

Because operations were substantially curtailed during 2002 and the first quarter of 2003 while all available resources were devoted to the initial development of the business plan, revenue was minimal and operating expenses were significantly reduced. A small team of dedicated individuals devoted their time and energy to the tasks necessary for the successful achievement of the goals described in the foregoing paragraphs. The Board of Directors recognizes the critical contributions of these key employees and compensated them for their ongoing efforts and support by granting shares of restricted common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This Form 10-QSB contains certain statements that are not related to historical results including, without limitations, statements regarding the Company's business strategy and objectives and future financial position. These statements are forward-looking within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

OVERVIEW

OrderPro Logistics, Inc. acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization in 2002. In conjunction with the acquisition, the Company had a reorganization of its equity to establish a par value of $0.0001 per share and to accomplish a 6.20-shares-for-one split prior to December 31, 2000.

OrderPro Logistics, Inc. provides innovative and cost-effective logistics solutions. The strength of the Company lies in the ability to combine expertise with technology to achieve the customer's objective. The Company is at the forefront of web-enabled transportation technology and is positioned for ongoing growth in business and profits. OrderPro Logistics, Inc. combines experience, a track record of success in the transportation industry, and proprietary software to integrate the power of the Internet with daily transportation needs to achieve cost-efficient shipping.

RESULTS OF OPERATIONS

OrderPro Logistics, Inc. is a horizontally integrated company with two primary functional areas consisting of on-site logistics management and freight brokerage, and over-the-road trucking operations. Operations were suspended during FY2002 while all available resources were devoted to the initial development of our business plan. The first phase was successfully completed on February 14, 2002 when the Securities and Exchange Commission issued an Order Declaring the Registration Statement Effective Pursuant to Section 8(a) of the Securities Act of 1933, as Amended, File No. 333-53740. Public trading of stock began in September of 2002 under the trading symbol of OPLO.

Another element critical to the success of our business plan is the acquisition of companies that compliment our core business and are successfully positioned in target markets with a track record of serving an assumable customer base. On November 15, 2002, OrderPro Logistics, Inc. acquired Great Plains Transportation as a wholly owned subsidiary. Revenue growth for the period of January 2003 through March 2003 expanded at a rate of over 33% as compared to the quarter ended December 31, 2002. Continued revenue growth is anticipated through the addition of over-the-road equipment.

Company resources have also been focused on the development and continuing improvement of OrderPro(TM). This innovative, proprietary software program was implemented during the first quarter of 2003 and is currently operational.
OrderPro(TM) is a state-of-the-art, web-based transportation optimization solution allowing users to gain total control over their shipping departments through a comprehensive suite of customized tools.

In February 2003, OrderPro Logistics, Inc. signed the first of several planned agreements with International Business Machines Poland for the development and management of the Global OrderPro Logistics Database (GOLD) program. The GOLD program provides 3PL solutions for manufacturers and distributors to lower the costs associated with the shipping and transporting of materials via ground carriers. The GOLD program is slated to begin in Europe with expansion plans to North America and Asia.

Because operations were suspended during FY2002 and the first quarter of FY2003 while all available resources were devoted to the initial development of our business plan, revenue was minimal and operating expenses were significantly reduced. A small team of dedicated individuals devoted their time and energy to the tasks necessary for the successful achievement of the goals described in the foregoing paragraphs. The Board of Directors recognizes the critical contributions of these key employees and compensated them for their ongoing efforts and support by granting shares of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

OrderPro Logistics, Inc. had a net working capital deficit at March 31, 2003. The Company has financed it operations principally through the placement of convertible debentures and the personal financial resources provided by the founder and Chief Executive Officer. Management is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Both the public and private sale of securities and/or debt instruments for expansion of operations will be considered if such expansion would benefit the overall growth and income objectives of the Company.

The audited financial statements, year ending December 31, 2002 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $4,537,993 through December 31, 2002 and a loss of $446,313 the quarter ended March 31, 2003, and has limited working capital reserves. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern.

Additional funds needed to continue operations through December 31, 2003 are $600,000. Of this amount $400,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,000,000. If the debenture holders elect not to convert to common stock, OrderPro Logistics, Inc. will need an additional $454,475. An infusion of capital would allow OrderPro Logistics, Inc. to fully implement its business plan with the carriers and obtain all of the pricing benefits that would accompany its Rapid Pay Program. The earlier that this program can be achieved, the better the prospects for achieving profitability.

The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the Company. A key operational need is to pay the carriers for their services on a basis that is superior to payment terms received from other shippers and brokers. When payment to the carriers is made quickly, the Company will have a greater number of carriers available to haul freight. The relationship between increased revenue, increased receivables, and increased capital is direct and impacted by delayed customer payments. As revenue increases, the amount of capital needed to fund the "Rapid Pay" program will increase.

SEASONALITY

The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ADDITIONAL FINANCING. The Company will require additional financing to achieve growth operations and to support its working capital requirements. The Company may seek additional financing through private placements of debt or equity financing.

TECHNOLOGICAL CHANGES. The Company has been able to keep pace with software changes with the continuing design and development of its proprietary software.

COMPETITION. The Company faces competition from many sources, some of which are larger and have significantly more resources.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to routine litigation incident to its business, primarily related to vendor payment issues. Management does not believe that the litigation to which it is currently a party, if determined adversely to the Company, would individually or in the aggregate have a materially adverse affect on the Company's financial position or the results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 07, 2003, the Board of Directors of OrderPro Logistics, Inc. adopted a resolution to amend the original Articles of Incorporation. Article IV was amended to read as follows: The corporation shall have authority to issue an aggregate of One Hundred Million (100,000,000) Common Capital Shares at $0.0001 par value per share. Each issued and outstanding share of Common Capital Shares will entitle the holder thereof to one (1) vote on any matter submitted to a vote of or for consent of the shareholders. The corporation shall have authority to issue an aggregate of Five Million (5,000,000) Preferred non-voting shares. The Preferred non-voting shares will have a par value of $0.0001 per share. No preferred shares have been issued as of March 31, 2003.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 07, 2003, the Board of Directors of OrderPro Logistics, Inc. adopted a resolution to amend the original Articles of Incorporation. Article IV was amended to read as follows: The corporation shall have authority to issue an aggregate of One Hundred Million (100,000,000) Common Capital Shares at $0.0001 par value per share. Each issued and outstanding share of Common Capital Shares will entitle the holder thereof to one (1) vote on any matter submitted to a vote of or for consent of the shareholders. The corporation shall have authority to issue an aggregate of Five Million (5,000,000) Preferred non-voting shares. The Preferred non-voting shares will have a par value of $0.0001 per share.

The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation was 18,124,501; the said change and amendment was consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 OrderPro  Logistics,   Inc.  Employment   Agreement  with  Richard  L.
          Windorski, Chief Executive Officer.

     10.2 OrderPro  Logistics,   Inc.  Employment  Agreement  with  Patricia  L.
          Robinson, Chief Financial Officer.

     99.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

     None.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ORDERPRO LOGISTICS, INC.



May 22, 2003                                /s/ Richard L. Windorski
                                            ------------------------------------
                                            Richard L. Windorski
                                            Director and Chief Executive Officer


May 22, 2002                                /s/ Patricia L. Robinson
                                            ------------------------------------
                                            Patricia L. Robinson
                                            Director and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OrderPro, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard L. Windorski, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company; o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     b. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     c. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard L. Windorski
-------------------------------------
Richard L. Windorski,
Chief Executive Officer and President
May 22, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OrderPro Logistics, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia L. Robinson, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company; o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     b. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     c. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Patricia L. Robinson
----------------------------
Patricia L. Robinson
Chief Financial Officer
May 22, 2003