Form 10QSB
period 2003-06-30
ORDERPRO LOGISTICS INC
filed 2003-08-26
CIK 1116884

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


For the Quarter Ended June 30, 2003               Commission File Number 0-30857


         Nevada                                         86-0982348
(State of Incorporation)                 (I.R.S. Employer Identification Number)


               7400 North Oracle Road, suite 372, Tucson AZ 85704
           (Address of Principal Executive Offices Including Zip Code)


                                 (520) 575-5745
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 33,778,072

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                                TABLE OF CONTENTS

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements (Unaudited)                                 3

       Consolidated Balance Sheet as of June 30, 2003                         3

       Consolidated Statements of Operations for the six months and
       three months ended June 30, 2003 and 2002                              4

       Consolidated Statement of Stockholders' Equity for the six
       months ended June 30, 2003 and 2002                                    5

       Consolidated Statement of Cash Flows for the six months and
       three months ended June 30, 2003 and 2002                              6

       Notes to Consolidated Financial Statements                             7

   Item 2. - Management's Discussion and Analysis                            14

   Item 3. - Controls and Procedures                                         16

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                 17

   Item 2. Changes in Securities and Use of Proceeds                         17

   Item 3. Defaults Upon Senior Securities                                   17

   Item 4. Submission of Matters to a Vote of Security Holders               17

   Item 5. Other Information                                                 17

   Item 6. Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   18

ITEM 1. FINANCIAL STATEMENTS

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                                                                              June 30,
                                                                               2003
                                                                            -----------
                                     ASSETS
Current Assets
  Accounts receivable - trade net of allowance for doubtful accounts        $    37,669
  Prepaid expenses                                                              787,460
                                                                            -----------

  Total Current Assets                                                          825,129
                                                                            -----------

Property and equipment, net of accumulated depreciation                          29,810
Purchased and internally developed software, net of amortization                367,131
Customer and vendor data, net of amortization                                   119,626
Goodwill                                                                        236,187
                                                                            -----------

      Total Assets                                                          $ 1,577,883
                                                                            ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft                                                            $    44,039
  Accounts payable                                                              381,797
  Accrued liabilities                                                           231,956
  Note payable                                                                   15,000
  Due to officer                                                                512,538
  Convertible debentures                                                        223,475
                                                                            -----------

  Current liabilities                                                         1,408,805

Long-term liabilities
  Convertible debentures                                                        211,000
                                                                            -----------

      Total Liabilities                                                       1,619,805
                                                                            -----------
Stockholder's Equity
  Common stock, $.0001 par value, 100,000,000 shares authorized,
   23,283,834 shares issued and outstanding at March 31, 2003                     3,378
  Additional paid-in capital                                                  5,600,505
  Accumulated deficit                                                        (5,645,805)
                                                                            -----------

      Total Stockholders' Equity (Deficit)                                      (41,922)
                                                                            -----------

      Total Liabilities and Stockholders' Equity                            $ 1,577,883
                                                                            ===========

   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
        For the six months and three months ended June 30, 2003 and 2002
                                   (Unaudited)

                                         For the six months ended          For the three months ended
                                                 June 30,                           June 30,
                                      -------------------------------    -------------------------------
                                          2003               2002            2003               2002
                                      ------------       ------------    ------------       ------------
Revenue                               $    433,063       $     38,604    $    255,659       $     15,716
Cost of Sales:
  Direct cost of revenue                   398,700             33,757         254,509             14,591
  Employee costs                             8,302            120,000              --             80,584
  Rent and occupancy costs                  21,346              4,982           7,471                126
  Amortization and depreciation            174,104             53,084          85,692             26,542
  Subcontract services                         485                 --              --                 --
                                      ------------       ------------    ------------       ------------
      Cost of Goods Sold                   602,937            211,823         347,672            121,843
                                      ------------       ------------    ------------       ------------

Gross profit (loss)                       (169,874)          (173,219)        (92,013)          (106,127)

Expenses
  Administrative costs                     641,268            221,112         426,422            112,619
  Employee costs                           191,248            763,514          56,455            171,505
  Rent and occupancy costs                  24,424              3,606          16,953                991
  Interest expense                          80,222             31,929          69,656              7,263
  Amortization and depreciation                776              1,552              --                776
                                      ------------       ------------    ------------       ------------
      Total Costs                          937,938          1,021,713         569,486            293,154
                                      ------------       ------------    ------------       ------------

Loss before income tax benefit          (1,107,812)        (1,194,932)       (661,499)          (399,281)

Benefit of income taxes                         --                 --              --                 --
                                      ------------       ------------    ------------       ------------

Net Loss                              $ (1,107,812)      $ (1,194,932)   $   (661,499)      $   (399,281)
                                      ============       ============    ============       ============
Loss per common share
  Basic                               $      (0.05)      $      (0.16)   $      (0.02)      $      (0.05)
                                      ============       ============    ============       ============

  Diluted                             $      (0.05)      $      (0.16)   $      (0.02)      $      (0.05)
                                      ============       ============    ============       ============
Weighted average shares outstanding
  Basic                                 24,037,098          7,543,115      29,652,285          7,924,149
                                      ============       ============    ============       ============

  Diluted                               24,037,098          7,543,115      29,652,285          7,924,149
                                      ============       ============    ============       ============

   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
        For the six months and three months ended June 30, 2003 and 2002
                                   (Unaudited)

                                         Common Stock          Additional
                                    ----------------------       Paid In      Accumulated
                                    Shares          Amount       Capital        Deficit           Total
                                    ------          ------       -------        -------          -----
Balance at January 1, 2002         4,941,667     $    494      $  411,055     $  (847,204)     $(435,655)

Conversion of debentures to
 common stock                      1,436,000          144         457,906                        458,050

Exchange of stock for services     3,600,000          360       1,079,640                      1,080,000

Net loss                                                                       (1,194,932)    (1,194,932)
                                 -----------     --------      ----------     -----------     ----------

Balance at June 30, 2002           9,977,667     $    998      $1,948,601     $(2,042,136)    $  (92,537)
                                 ===========     ========      ==========     ===========     ==========

Balance at January 1, 2003        15,979,334     $  1,598      $4,132,171     $(4,537,993)     $(404,224)

Conversion of debentures to
 common stock                      2,786,000          279         111,521                        111,800

Exchange of stock for services/
 accounts payable                 15,012,738        1,501       1,356,813                      1,358,314

Net loss                                                                       (1,107,812)    (1,107,812)
                                 -----------     --------      ----------     -----------     ----------

Balance at June 30, 2003          33,778,072     $  3,378      $5,600,505     $(5,645,805)    $  (41,922)
                                 ===========     ========      ==========     ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
        For the six months and three months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                          For the six months ended      For the three months ended
                                                                  June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                            2003            2002            2003            2002
                                                        -----------     -----------     -----------     -----------
Loss from operations                                    $(1,107,812)    $(1,194,932)    $  (661,499)    $  (399,281)
Adjustments to reconcile net loss from operations
 to net cash provided by (from) operating activities:
   Amortization and depreciation                            174,880          54,636          85,692          27,318
   Issuance of stock for services                         1,325,947       1,080,000         467,896         370,511
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable                (10,504)         (7,254)         (4,727)         (9,782)
  (Increase) decrease in prepaid expenses                  (787,460)             --        (148,668)             --
  Increase (decrease) in bank overdraft                      (6,295)          7,037           8,034           6,870
  Increase (decrease) in accounts payable                   198,316         (86,026)        173,534         (13,578)
  Increase (decrease) in accrued liabilities                 66,235         (32,418)         54,149          14,812
                                                        -----------     -----------     -----------     -----------

Net Cash (Used) by Operating Activities                    (146,693)       (178,957)        (25,589)         (3,130)
                                                        -----------     -----------     -----------     -----------
Cash Flows From Investing Activities
  Acquisition of property, equipment, software
   and customer and vendor data                             (40,630)         (7,935)        (24,255)             --
                                                        -----------     -----------     -----------     -----------

Net Cash (Used) by Investing Activities                     (40,630)         (7,935)        (24,255)             --
                                                        -----------     -----------     -----------     -----------
Cash Flows From Financing Activities
  Advances by officer, net                                  111,623         104,017          69,844         (51,370)
  Proceeds from/conversions of convertible debentures        75,700          77,300         (20,000)         54,500
                                                        -----------     -----------     -----------     -----------

Net Cash Provided by Financing Activities                   187,323         181,317          49,844           3,130
                                                        -----------     -----------     -----------     -----------

Net increase (decrease) in cash                                  --          (5,575)             --              --

Cash at beginning of period                                      --           5,575              --              --
                                                        -----------     -----------     -----------     -----------

Cash at end of period                                   $        --     $        --     $        --     $        --
                                                        ===========     ===========     ===========     ===========
Supplemental Disclosures
  Interest expense                                      $    80,222     $    31,929     $    69,656     $     7,263

  Non-cash issues: stock issued for services            $ 1,358,314     $ 1,080,000     $   933,019     $   370,511

   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                   Consolidated Notes to Financial Statements
                 For the six months ended June 30, 2003 and 2002


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

Going Concern and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception, and had losses through December 31, 2002 of $4,537,993 and a loss for the quarter ended June 30, 2003 of $661,499 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at June 30, 2003 were essentially depleted. The Company plans to increase working capital through the sale of stock and debentures as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At June 30, 2003 all amounts, net of the allowance for doubtful accounts, are estimated to be collectible.

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

Note 3. Property and Equipment

Property and equipment consist of the following:

                                                            June 30,
                                                    -----------------------
                                                      2003            2002
                                                    -------         -------
     Computers                                      $16,772         $13,772
     Machinery & equipment                           21,000
     Furniture and equipment                         14,299          11,299
                                                    -------         -------
                                                     52,071          25,071

     Less:accumulated depreciation                   22,261          15,225
                                                    -------         -------

     Total Furniture and Equipment                  $29,810         $ 9,846
                                                    =======         =======

Depreciation and amortization expense for the six months and three months ended June 30, 2003 and 2002 was $5,858 and $5,941 and $2,935 and $877, respectively.

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


Purchased and internally developed software consist of the following:

                                                            June 30,
                                                   ------------------------
                                                     2003            2002
                                                   --------        --------

     Software                                      $641,962        $377,322
                                                   --------        --------
                                                    641,962         377,322

     Less:  accumulated depreciation                274,831          66,282
                                                   --------        --------

     Total Software                                $367,131        $311,040
                                                   ========        ========

Amortization  of software  costs for the six months and three months ending June
30,  2003  and  2002  were   $104,410  and  $25,900  and  $52,851  and  $12,950,
respectively.

The purchased customer and vendor data utilized by the Company were purchased in the quarter ended December 31, 2000 from third parties and, in part, from the major stockholder of the Company. The total cost to the Company was $358,878. Of the total cost, the major stockholder's portion was $128,782, which is included in the Due to Officer Liability in the amount of $48,782 and the balance was issued in the form of a debenture from the Company in the amount of $80,000. These customer lists are being amortized over their expected useful lives of three years.

Note 5. Notes Payable

The Company has a $15,000.00 note payable owed to Paul Titus accruing interest at a rate of 8% per annum. This note was due and payable on June 30, 2003. The Company is currently in the process of renegotiating this note, as it is currently in default.

Note 6. Convertible Debentures

The Company has issued debentures for cash and services provided to the Company. These debentures bear interest at a rate of 10% per annum and $223,475 is due in November 2003 and $211,000 is due in November 2005. Also, in November 2002, the Company issued debentures for the acquisition of GPTI. The conversion rates into 1 share of common stock range from $0.05 to $0.30 (depending on the debenture agreement) of principal amount of debenture converted. As of June 30, 2003 the Company has outstanding convertible debentures in the amount of $434,475. If all outstanding debentures were converted at June 30, 2003, the Company would have had to issue an additional 4,198,750 shares.

Note 7. Income Taxes

At June 30, 2003 the Company has approximately $5,645,812 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of the loss for the periods ended June 30, 2003 and 2002 resulted in a deferred income tax asset of $0 after being offset by an equal valuation allowance of $2,314,783 and $816,854, respectively.

The income tax benefit for the three months ended June 30, 2003 and 2002 includes the following components:

                                                              June 30,
                                                      -------------------------
                                                        2003            2002
                                                      ---------       ---------
     Current Income Taxes
        Federal                                       $(376,700)      $(406,000)
        State                                           (77,500)        (83,700)
                                                      ---------       ---------
                                                       (454,200)       (489,700)
     Deferred Income Taxes:
        Federal                                               0               0
        State                                                 0               0
                                                      ---------       ---------
                                                              0               0

     Total current and deferred income tax benefit     (454,200)       (489,700)
     Increase in valuation allowance                    454,200         489,700
                                                      ---------       ---------
     Benefit (provision) for income taxes             $       0       $       0
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

                                     Federal                   State
        Expiration                   Amount                    Amount
        ----------                   ------                    ------
           2005                                             $  296,000
           2006                                                551,000
           2007                                              2,693,413
           2008                                              1,107,812
           2020                   $  296,000
           2021                      551,000
           2022                    2,693,413
           2023                    1,107,812
                                  ----------                ----------
              Total               $4,648,225                $4,648,225
                                  ==========                ==========

Note 8. Related Party Transactions

At June 30, 2003 the Company has a liability to an officer and director of the Company in the amount of $512,538. The amount is to be repaid over three years and bears interest at a rate of 7.0% per annum.

Note 9. Lease Commitments

Current facilities for company headquarters are located in the Northwest Corporate Center at 7400 North Oracle Road, Tucson, Arizona. The lease terms of $3,521.00 per month ended on May 31, 2003. Currently, the Company is renting these offices on a month-to-month basis. Great Plains Transportation facilities are located at 6505 East I-35 Frontage Road, City of Merriam, County of Johnson, and State of Kansas. The lease is with The Neighborhood Group, Inc., Managing Agent for D & R partners, Inc. dba Courtside Offices. The monthly lease payment is $875.00 through December 31, 2003.

Note 10. Stockholder's Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 33,778,072 shares outstanding at June 30, 2003.

Note 11. Operations and Employee Costs

Because operations were substantially curtailed during 2002 and the first half of 2003 while all available resources were devoted to the initial development of the business plan, revenue was minimal and operating expenses were significantly reduced. A small team of dedicated individuals devoted their time and energy to the tasks necessary for the successful achievement of the goals described in the foregoing paragraphs. The Board of Directors recognizes the critical contributions of these key employees and compensated them for their ongoing efforts and support by granting shares of restricted common stock.

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

OVERVIEW

OrderPro Logistics, Inc. acquired FifthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization in 2000. In conjunction with the acquisition, the Company had a reorganization of its equity to establish a par value of $0.0001 per share and to accomplish a 6.20-shares-for-one split prior to December 31, 2000.

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

Another element critical to the success of our business plan is the acquisition of companies that compliment our core business and are successfully positioned in target markets with a track record of serving an assumable customer base. On November 15, 2002, OrderPro Logistics, Inc. acquired Great Plains Transportation as a wholly owned subsidiary. Revenue growth for the period of March 2003 through June 2003 expanded at a rate of over 44% compared to the quarter ended March 31, 2003. Continued revenue growth is anticipated through the addition of over-the-road equipment.

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

Operating revenues increased 55% primarily as a result of the payment of expenses of expenses, including compensation, with Company stock which was recorded at the time of the earnings at the market price of the common stock on a per share basis.

LIQUIDITY AND CAPITAL RESOURCES

OrderPro Logistics, Inc. had a net working capital deficit at June 30, 2003 of $583,676. The Company has financed it operations principally through the placement of convertible debentures and the personal financial resources provided by the founder and Chief Executive Officer. Management is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Both the public and private sale of securities and/or debt instruments for expansion of operations will be considered if such expansion would benefit the overall growth and income objectives of the Company.

The audited financial statements, year ending December 31, 2002 were prepared assuming that OPLI will continue as a going concern. OPLI commenced operations in 2000, had losses of $4,537,993 through December 31, 2002 and a loss of $661,499 the quarter ended June 30, 2003, and has limited working capital reserves. OPLI expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the OPLI's ability to continue as a going concern.

Additional funds needed to continue operations through June 30, 2004 are $800,000. Of this amount approximately $500,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,500,000. If the debenture holders elect not to convert to common stock, OrderPro Logistics, Inc. will need an additional $434,475 plus the accrued interest. An infusion of capital would allow OrderPro Logistics, Inc. to fully implement its business plan with the carriers and obtain all of the pricing benefits that would accompany its Rapid Pay Program. The earlier that this program can be achieved, the better the prospects for achieving profitability.

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

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 07, 2003, the Board of Directors of OrderPro Logistics, Inc. adopted a resolution to amend the original Articles of Incorporation. Article IV was amended to read as follows: The corporation shall have authority to issue an aggregate of One Hundred Million (100,000,000) Common Capital Shares at $0.0001 par value per share. Each issued and outstanding share of Common Capital Shares will entitle the holder thereof to one (1) vote on any matter submitted to a vote of or for consent of the shareholders. The corporation shall have authority to issue an aggregate of Five Million (5,000,000) Preferred non-voting shares. The Preferred non-voting shares will have a par value of $0.0001 per share. No preferred shares have been issued as of June 30, 2003.

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

The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation was 33,778,072 at June 30, 2003; the said change and amendment was consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

      32 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ORDERPRO LOGISTICS, INC.



August 21, 2003                             /s/ Richard L. Windorski
                                            ------------------------------------
                                            Richard L. Windorski
                                            Director and Chief Executive Officer



August 21, 2003                             /s/ Patricia L. Green
                                            ------------------------------------
                                            Patricia L. Green
                                            Director and Chief Financial Officer