Form 10QSB
period 2003-09-30
ORDERPRO LOGISTICS INC
filed 2003-11-19
CIK 1116884

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


For the Quarter Ended September 30, 2003          Commission File Number 0-30857


        Nevada                                              86-0982348
(State of Incorporation)                 (I.R.S. Employer Identification Number)


               7400 North Oracle Road, Suite 162, Tucson AZ 85704
           (Address of Principal Executive Offices Including Zip Code)

                                 (520) 575-5745
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 48,858,092

Transitional Small Business Disclosure Format: [ ] YES [X] NO

On August 28, 2003, the accounting firm of James C. Marshall, CPA, P.C. was dismissed by OrderPro Logistics, Inc. The firm of Weinberg & Co., P.A. was retained by the company to act as its auditor. The new auditing firm has not yet had the opportunity to accomplish a comprehensive audit of the Company and is, therefore, not in a position to submit reports and opinions on the financial status of the Company.

OrderPro Logistics, Inc. is submitting this unaudited and unreviewed quarterly report to maintain compliance with SEC reporting requirements. An audited and, if necessary, adjusted report will be submitted immediately following completion of the auditing procedures by Weinberg & Co., P.A.

                                TABLE OF CONTENTS

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1. - Financial Statements (Unaudited)                                  3

       Consolidated Balance Sheet as of September 30, 2003                     3

       Consolidated Statement of Operations for the three months
       ended September 30, 2003                                                4

       Consolidated Statement of Stockholders' Equity for the three months
       ended September 30, 2003                                                5

       Consolidated Statement of Cash Flows for the three months
       ended September 30, 2003                                                6

       Notes to Consolidated Financial Statements                              7

   Item 2. - Management's Discussion and Analysis                             12

   Item 3. - Controls and Procedures                                          16

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                  17
   Item 2. Changes in Securities and Use of Proceeds                          17
   Item 3. Defaults Upon Senior Securities                                    17
   Item 4. Submission of Matters to a Vote of Security Holders                17
   Item 5. Other Information                                                  17
   Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                    18

ITEM 1. FINANCIAL STATEMENTS

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                                                           September 30,
                                                                               2003
                                                                           -----------
                                     ASSETS
Current Assets
 Accounts receivable - trade net of allowance for doubtful accounts        $    58,831
 Current Assets                                                              1,330,983
                                                                           -----------

 Total Current Assets                                                        1,389,814
                                                                           -----------

Property and equipment, net of accumulated depreciation                         32,965
Purchased and internally developed software, net of amortization               537,260
Customer Lists and Goodwill                                                    425,428

      Total Assets                                                         $ 2,385,467
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                              644,010
 Accrued liabilities                                                           166,784
 Note payable                                                                  133,120
 Due to officer                                                                495,441
 Convertible debentures                                                        331,703
                                                                           -----------

 Current liabilities                                                         1,771,058


Stockholder's Equity
 Common stock, $.0001 par value, 100,000,000 shares authorized,
  48,858,092 shares issued and outstanding at September 30, 2003                 4,886
 Additional paid-in capital                                                  5,694,092
 Accumulated deficit                                                        (5,084,569)
                                                                           -----------

      Total Stockholders' Equity (Deficit)                                     614,409
                                                                           -----------

      Total Liabilities and Stockholders' Equity                           $ 2,385,467
                                                                           ===========

   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    For three months ended September 30, 2003
                                   (Unaudited)

                                                             September 30, 2003
                                                             ------------------

Revenue                                                        $    317,159

Expenses
 Employee costs                                                      70,965
 Professional Services                                              345,355
 Travel & Entertainment                                               6,173
 Other Operating                                                    428,886
                                                               ------------
      Total Costs                                                   851,379
                                                               ------------

Loss before income tax benefit                                     (534,220)

Benefit of income taxes                                                  --
                                                               ------------

Net Loss                                                       $   (534,220)
                                                               ============
Loss per common share
    Basic                                                      $    (0.0109)
                                                               ============

    Diluted                                                    $    (0.0109)
                                                               ============
Weighted average shares outstanding
    Basic                                                        48,858,092
                                                               ============

    Diluted                                                      48,858,092
                                                               ============

   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                  For the three months ended September 30, 2003
                                   (Unaudited)

                                            Common Stock            Additional
                                       ----------------------        Paid In       Accumulated
                                       Shares          Amount         Capital        Deficit          Total
                                       ------          ------         -------        -------          -----
Balance at June 30, 2003             37,352,425      $   3,735      $4,892,392     $(4,550,349)     $345,778

Conversion of debentures to           2,314,000            231         115,700                       115,931
 common stock

Exchange of stock for services/       9,191,667            919         686,000                       686,919
 accounts payable

Net loss                                                                              (534,220)     (535,220)
                                    -----------      ---------      ----------     -----------      --------

Balance at September 30, 2003        48,858,092          4,886      $5,694,092     $(5,084,569)      614,409
                                    ===========      =========      ==========     ===========      ========

   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                  For the three months ended September 30, 2003
                                   (Unaudited)

                                                              September 30, 2003
                                                              ------------------

Loss from operations                                              $ (534,221)
  Adjustments to reconcile net loss from operations
    to net cash provided by (from) operating activities:
    Amortization and depreciation                                     42,409
    Issuance of stock for services
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable                        (38,725)
   (Increase) decrease in prepaid expenses                          (446,889)
   Increase (decrease) in bank overdraft                                   0
   Increase (decrease) in accounts payable                           (35,866)
   Increase (decrease) in accrued liabilities                         (4,052)
                                                                  ----------

     Net Cash (Used) by Operating Activities                      (1,017,344)
                                                                  ----------
Cash Flows From Investing Activities
  Acquisition of property, equipment, software and
   customer and vendor data                                         (174,913)
                                                                  ----------

     Net Cash (Used) by Investing Activities                        (174,913)
                                                                  ----------
Cash Flows From Financing Activities
  Advances by officer, net                                            32,251
  Paid in Capital                                                  1,270,688
                                                                  ----------
  Proceeds from/conversions of convertible debentures               (114,175)
                                                                  ----------

     Net Cash Provided by Financing Activities                     1,188,764
                                                                  ----------

Net increase (decrease) in cash                                       (3,493)

Cash at beginning of period                                           (8,182)
                                                                  ----------

Cash at end of period                                                (11,675)
                                                                  ==========
Supplemental Disclosures
  Interest expense                                                     5,505
   Non-cash issues: stock issued for services                        104,000


   The accompanying notes are an integral part of these financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                   Consolidated Notes to Financial Statements
                 For the three months ending September 30, 2003


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

Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations since inception, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

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

Accounts Receivable - The Company recognizes revenue based on its revenue recognition policy and provides an allowance for doubtful accounts based on the Company's evaluation of credit worthiness and collection prospects for each client. At September 30, 2003 all amounts, net of the allowance for doubtful accounts, are estimated to be collectible.

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

Note 3. Property and Equipment

Property and equipment consist of the following:

                                                              September 30, 2003
                                                              ------------------
     Computers                                                  $   27,293.85
     Machinery & equipment                                          21,000.00
     Furniture and equipment                                        14,299.00
                                                                -------------

     Less:  accumulated depreciation                               (38,321.37)
                                                                -------------

     Total Furniture and Equipment                              $   24,271.48
                                                                =============

Depreciation and amortization expense for the three months ended September 30, 2003 was $4,448.02.

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

Purchased and internally developed software consist of the following:

                                                              September 30, 2003
                                                              ------------------
     Software                                                  $   818,289.14
                                                               --------------

     Less:  accumulated depreciation                              (281,029.40)
                                                               --------------

     Total Software                                            $   537,259.74
                                                               ==============

Amortization of software costs for the three months ending September 30, 2003 was $29,524.70.

Note 5. Notes Payable

The note payable owed to Paul Titus, and all other obligations resulting from the purchase and operations of Great Plains Transportation, has been renegotiated and will be settled in October 2003 with a cash payment of $44,500 and issuance of 289,700 shares of OrderPro Logistics stock.

Note 6. Convertible Debentures

The Company has issued debentures for cash and services provided to the Company. These debentures bear interest at a rate of 10% per annum. Also, in November 2002, the Company issued debentures for the acquisition of Great Plains Transportation. The conversion rates into 1 share of common stock range from $0.05 to $0.30 (depending on the debenture agreement) of principal amount of debenture converted. As of September 30, 2003 the Company has outstanding convertible debentures in the amount of $331,703.80.

Note 7. Income Taxes

For the third quarter of 2003, at September 30, 2003, the Company has approximately $534,220 of net operating losses available to offset future income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these amounts. The effect of recognizing the tax effect of the loss for the period ended September 30, 2003 resulted in a deferred income tax asset of $0 after being offset by an equal valuation allowance.

Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carry forwards. Tax effects are based on a 7.0% state and a 34.0% federal income tax rate for a net combined rate of 41.0%. The realized net operating losses expire over the next twenty years for federal income tax purposes and five years for state income tax purposes.

Note 8. Related Party Transactions

At September 30, 2003 the Company has a liability to an officer and director of the Company in the amount of $495,441.31. The amount is to be repaid over three years and bears interest at a rate of 7.0% per annum.

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

Note 10. Stockholder's Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 48,858,092 shares outstanding at September 30, 2003.

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

OrderPro Logistics, Inc. is a customer-oriented provider of innovative and cost-effective logistics solutions. With expertise in multi-modal transportation management, OrderPro Logistics, Inc. provides complete supply chain management, including transportation services, freight brokerage, on-site logistics management, packaging assessment, process improvement consulting, claims management, private fleet management and procurement management.

     * LEADING TECHNOLOGY: OrderPro Logistics, Inc. combines shipping expertise with web-enabled proprietary software to bring profitable innovation to the transportation industry. The technology of OrderPro(TM) provides "real-time", national rate quoting by carriers/rate/performance/value criteria to maximize inbound-outbound savings, and complete on-site logistics management services. This is complimented by detailed management reporting to allow for complete visibility of all transportation activities nationwide.

     * ACQUISITION STRATEGY: OrderPro Logistics, Inc. has launched its expansion initiatives by closing on the acquisitions of transportation companies that are currently operating in markets strategic to the Company's growth plan. These acquisitions will increase the service capability and customer base of OrderPro Logistics, Inc. Current acquisition candidates, acquired and in process, total revenues of approximately $40 million.

     * REVENUE SHARING AGREEMENTS: OrderPro Logistics, Inc. has implemented an aggressive third-party logistics business development plan focused on contracting with manufacturers to provide efficient and cost-effective logistics management services combined with revenue-sharing agreements. The addition of small-to-medium sized logistics customers will provide an estimated $5 million in revenue during 2004.

     * RAPID PAY PROGRAM: OrderPro Logistics, Inc. recognizes the critical contribution of freight carriers to the success of the Company. A primary objective is to build and maintain carrier loyalty by offering accelerated payment for services. Trucking companies typically provide lower cost services when receiving rapid payment, thereby enhancing the Company's profit potential.

     * CUSTOMER SYNERGIES: The expanding base of companies and customers of OrderPro Logistics, Inc. will create opportunities not previously available for efficiencies, synergies and truckload optimization. This is core to profitable revenue growth and deep customer penetration.

RESULTS OF OPERATIONS

OrderPro Logistics, Inc. is a Nevada corporation with headquarters located in Tucson, Arizona. During September of FY2000, OrderPro Logistics, Inc. (an Arizona corporation), merged with FifthCAI, Inc. (a Nevada public corporation), and changed the name of FifthCAI, Inc. to OrderPro Logistics, Inc. Operations of the business activities began July 1, 2000.

OrderPro Logistics, Inc. received the customer base and software systems from EMC Transportation, a private corporation owned by the founder of OrderPro Logistics, Inc., Richard L. Windorski, through a transaction between Mr. Windorski and the newly created OrderPro Logistics, Inc. EMC Transportation was a transportation broker with annual revenues of approximately two (2) million dollars for the period from FY1997 through FY1999. The business of EMC Transportation was merged into the new company as of June 30, 2000, becoming the basis of the newly created OrderPro Logistics, Inc.

OrderPro Logistics, Inc. was created to capture the potential of the Internet in the transportation and logistics business employing new and innovative processes. These processes include features that provide benefits throughout customer distribution resulting in reduced costs of operations while providing real-time management reporting features. OrderPro Logistics, Inc. provides complete supply chain management, including transportation services, freight brokerage, on-site logistics management, packaging assessment, process improvement consulting, claims management, private fleet management and procurement management.

OrderPro Logistics, Inc. will pursue a well-planned business strategy to accelerate its revenue plan, increase its asset base, and achieve its goal of serving a more diversified customer network. OrderPro Logistics, Inc. proposes to create a successful consolidated organization by expanding its 3PL (Third-Party Logistics) Program, by incorporating its value-added formula, by utilizing its internet-based management system, and by offering the inherent strength of its executives, employees, consultants and corporate alliances.

All the Company operations are currently under the direction of Mr. Jeffrey M. Smuda, President and COO. The positions of Chief Financial Officer, Director of Information Systems, and Director of Public Relations are directly responsible to the President & COO. All finance, human resources, software development, website design, customer service, and dispatch operations are performed at the corporate office located in Tucson, Arizona.

All shipments originating at contracted 3PL sites, and through normal freight brokerage operations, are coordinated by Tucson dispatch operations to insure that optimum shipping efficiencies are maintained. Logistics operations are performed at the customer's location and involve a full range of traffic management functions for the coordination and shipment of freight. Additionally, consulting services are available for a variety of materials functions, including packaging design, procurement methods, production control, inventory control, scheduling, and systems design.

The freight brokerage business includes both call-in and Internet servicing of customers by personnel at corporate headquarters. On-site logistics managers, with support personnel at corporate headquarters, fill contracted logistics customers' needs. The use of the Internet and other electronic data exchange mediums enables real-time, seamless integration of both functional areas.

The corporate headquarters is currently located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona. A new five-year lease is being negotiated to significantly expand the office space while disproportionately decreasing the overhead costs associated with the move. This is a critical accomplishment that will allow for the necessary staffing expansion and presentation facilities necessary to execute the Business Plan successfully. The expense of maintaining internal operations will not be costly. Additional personnel and equipment needed to sustain operational viability are planned as part of the orderly execution of the Company's Business Plan. Current and additional logistics business handled on-site for the customer is centrally monitored at the Company headquarters and managed at the customer site with a logistics specialist and minimal on-site equipment.

OrderPro Logistics, Inc. is pursuing a regionally focused acquisition strategy to accelerate its revenue plan and achieve its goal of serving a broader and more diversified customer network. The Company proposes to create a highly viable transportation broker/logistics management company that provides services by utilizing its Internet and proprietary software systems. The Company strives to locate acquisition and merger candidates that compliment their core business and are already successfully positioned in target markets with a track record of serving a viable and assumable customer base.

Great Plains Transportation: In November of 2002 OrderPro Logistics, Inc. acquired Great Plains Transportation based in Kansas City, Kansas. Great Plains Transportation operates within the Midwest and Northeast regions, where freight is abundant regardless of industry trends. Revenue growth for FY 2004 will be driven by driver expansion of new customer penetration, and load sharing within the OrderPro Logistics family of companies. Great Plains Transportation currently serves a customer base with freight volumes that will clearly support the increased operation and equipment levels.

TransMex Logistics: During the 3rd quarter of FY2003, OrderPro Logistics, Inc. began an aggressive marketing campaign to promote the services of their wholly owned subsidiary, TransMex Logistics, Inc. Their strategic location in Chicago, Illinois with offices in Texas and Mexico provides natural synergies related to the Tucson-Mexico program and the opportunity to expand into the NAFTA market. Anticipated revenues from the TransMex Logistics, Inc. business alone are approximately $3 million annually within one year with steady growth from that point on. TransMex Logistics, Inc., is in the inter-modal and container storage business specializing in the important Mexico/USA transportation segment.

The Company's growth strategy is founded upon the achievement of certain values including, but not limited to, the generation of incremental sales and the realization of operational cost savings. Management anticipates that the ability of the Company to execute its acquisition strategy will result in a consolidated group of companies with annual revenues and profit margins defined by this business plan.

LIQUIDITY AND CAPITAL RESOURCES

OrderPro Logistics, Inc. had a net working capital deficit at September 30, 2003 of $534,220. The Company has financed it operations principally through the placement of convertible debentures and the personal financial resources provided by the founder and Chief Executive Officer. Management is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Both the public and private sale of securities and/or debt instruments for expansion of operations will be considered if such expansion would benefit the overall growth and income objectives of the Company.

Additional funds needed to continue operations through June 30, 2004 are $800,000. Of this amount approximately $500,000 will be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,500,000. If the debenture holders elect not to convert to common stock, OrderPro Logistics, Inc. will need an additional $331,703.80. An infusion of capital would allow OrderPro Logistics, Inc. to fully implement its business plan with the carriers and obtain all of the pricing benefits that would accompany its Rapid Pay Program. The earlier that this program can be achieved, the better the prospects for achieving profitability.

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

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 07, 2003, the Board of Directors of OrderPro Logistics, Inc. adopted a resolution to amend the original Articles of Incorporation. Article IV was amended to read as follows: The corporation shall have authority to issue an aggregate of One Hundred Million (100,000,000) Common Capital Shares at $0.0001 par value per share. Each issued and outstanding share of Common Capital Shares will entitle the holder thereof to one (1) vote on any matter submitted to a vote of or for consent of the shareholders. The corporation shall have authority to issue an aggregate of Five Million (5,000,000) Preferred non-voting shares. The Preferred non-voting shares will have a par value of $0.0001 per share. No preferred shares have been issued as of September 30, 2003.

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

                                            ORDERPRO LOGISTICS, INC.


November 19, 2003                           /s/ Richard L. Windorski
                                            ------------------------------------
                                            Richard L. Windorski
                                            Director and Chief Executive Officer



November 19, 2003                           /s/ Patricia L. Green
                                            ------------------------------------
                                            Patricia L. Green
                                            Director and Chief Financial Officer