Form 10QSB/A
period 2003-09-30
ORDERPRO LOGISTICS INC
filed 2003-12-30
CIK 1116884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________to ___________________

                         Commission File Number: 0-30857


                            ORDERPRO LOGISTICS, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         86-0982348
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               7400 North Oracle Road, Suite 162, Tucson, AZ 85704
                    (Address of principal executive offices)


                                 (520) 575-5745
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There are 64,349,884 shares of common stock issued and outstanding as of December 30, 2003.

PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

          Condensed consolidated Balance Sheet as of September 30, 2003        3

          Condensed consolidated Statements of Operations for the Three
          and Nine Months ended September 30, 2003 and 2002                    4

          Condensed consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 2003 and 2002                             5

          Notes to condensed consolidated Financial Statements
          as of September 30, 2003                                             6

     Item 2. Managements Discussion and Analysis or Plan of Operations        13

     Item 3. Controls and Procedures                                          19

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                20

     Item 2. Changes in Securities and Use of Proceeds                        20

     Item 3. Defaults Upon Senior Securities                                  20

     Item 4. Submission of Matters to a Vote of Security Holders              21

     Item 5. Other Information                                                21

     Item 6. Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    22

                            ORDERPRO LOGISTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (AS RESTATED)

                                                                   September 30,
                                                                       2003
                                                                   -------------
                                                                    (Unaudited)
                                      Assets

Current assets:
  Cash                                                              $       343
  Accounts receivable, net of allowance for doubtful
   accounts of $7,148                                                    44,172
  Subscription receivable for common stock                              148,000
  Prepaid expenses                                                      227,417
  Advances receivable                                                     1,011
                                                                    -----------

Total current assets                                                    420,943

Property and equipment, net of accumulated
  depreciation                                                           41,029

Internally developed software                                           426,895
Intangible assets, net                                                   89,718
Goodwill                                                                311,187
Deposits and other assets                                                 3,000
                                                                    -----------

Total Assets                                                        $ 1,292,772
                                                                    ===========

                          Liabilities and Stockholders' Deficit

Current liabilities:
  Cash overdraft                                                    $    28,348
  Accounts payable                                                      426,699
  Accrued interest                                                       44,980
  Other payables                                                         49,779
  Payroll liabilities                                                   222,092
  Loans payable                                                          30,000
  Debentures payable                                                    315,425
  Due to stockholders                                                   463,413
                                                                    -----------

Total current liabilities                                             1,580,736
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 48,858,092 shares issued and outstanding                   4,886
  Common stock to be issued, 3,587,500 shares                               359
  Additional paid-in capital                                          7,842,931
  Deferred charges                                                       (8,000)
  Accumulated deficit                                                (8,128,140)
                                                                    -----------

Total stockholders' deficit                                            (287,964)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $ 1,292,772
                                                                    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ORDERPRO LOGISTICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (AS RESTATED)
                                  (UNAUDITED)

                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                        -------------------------------       -------------------------------
                                            2003               2002               2003               2002
                                        ------------       ------------       ------------       ------------
Revenue                                 $    471,098       $         --       $    904,161       $     38,604

Cost of revenue                              423,331              1,389            822,031             35,146
                                        ------------       ------------       ------------       ------------

Gross profit (loss)                           47,767             (1,389)            82,130              3,458

Selling, general and administrative
 expenses                                  1,214,241          1,239,262          3,362,842          2,353,350
                                        ------------       ------------       ------------       ------------

Loss from operations                      (1,166,474)        (1,240,651)        (3,280,712)        (2,349,892)

Other expense
  Interest expense                           (10,086)            (8,331)           (91,919)           (40,260)
  Beneficial conversion feature              (45,328)                --           (165,660)                --
                                        ------------       ------------       ------------       ------------

Loss before income taxes                  (1,221,888)        (1,248,982)        (3,538,291)        (2,390,152)

Income tax expense                                --                 --                 --                 --
                                        ------------       ------------       ------------       ------------

Net loss                                $ (1,221,888)      $ (1,248,982)      $ (3,538,291)      $ (2,390,152)
                                        ============       ============       ============       ============

Loss per share, basic and diluted       $      (0.03)      $      (0.12)      $      (0.12)      $      (0.24)
                                        ============       ============       ============       ============

Weighted average shares outstanding       42,158,780         10,037,667         29,163,894         10,037,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ORDERPRO LOGISTICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (AS RESTATED)
                                  (UNAUDITED)

                                                       2003             2002
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(3,538,291)     $(2,390,152)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                      93,999           67,738
     Bad debts                                           7,148               --
     Stock and options issued for services           2,486,827          931,927
     Beneficial conversion feature                     165,660               --
     Non-cash charges                                  149,983               --
     Debenture interest waived                           6,403               --
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                               (24,155)          (6,226)
     Deposits and other assets                          (4,011)              --
  Increase (decrease) in:
    Accounts payable and accrued expenses              394,348           (6,837)
    Other items                                        (28,923)              --
                                                   -----------      -----------

Net cash used by operating activities                 (291,012)      (1,403,550)
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of internally developed software               (101,353)        (177,342)
  Cost of acquisition                                  (75,000)              --
  Purchase of property and equipment                   (10,641)              --
                                                   -----------      -----------

Net cash used by investing activities                 (186,994)        (177,342)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                       (21,986)         (15,393)
  Proceeds from loans payable                           15,000               --
  Proceeds from debentures payable                     189,025        1,546,250
  Advances from stockholder                            101,310           44,461
  Stock issued for cash                                195,000               --
                                                   -----------      -----------

Net cash provided by financing activities              478,349        1,575,318
                                                   -----------      -----------

Net increase (decrease) in cash                            343           (5,574)

Cash, beginning of period                                   --            6,044
                                                   -----------      -----------

Cash, end of period                                $       343      $       470
                                                   ===========      ===========

Supplemental disclosure of cash flow information:

Cash paid for:
  Interest                                         $        --      $        --
  Income taxes                                              --               --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ORDERPRO LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A) BUSINESS

     OrderPro Logistics, Inc. provides innovative and cost-effective logistics and shipping solutions. The strength of the Company lies in the ability to combine expertise with technology to achieve the customer's objective. The Company is at the forefront of web-enabled transportation technology and is positioned for ongoing growth in business and profits. OrderPro Logistics, Inc. combines experience, a track record of success in the transportation industry, and proprietary software to integrate the power of the Internet with daily transportation needs to achieve cost-efficient shipping.

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

     (B) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of OrderPro Logistics, Inc. and its wholly owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis or Plan of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

                            ORDERPRO LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


     (C) SIGNIFICANT ACCOUNTING POLICIES

     REVENUE AND EXPENSE RECOGNITION

     The Company recognizes revenue when the freight is tendered to the carrier at origin and the Company records the concurrent liability to the carrier and any other expenses related to the shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services.

     PURCHASED AND INTERNALLY DEVELOPED SOFTWARE

     The Company is committed to completion of an Internet software system for its internal use and potentially for sale or lease to third parties. In accordance with the provisions of the American Institute of Certified Public Accounts Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE", the Company has capitalized certain costs incurred in the production of internal-use software.

     MANAGEMENT'S ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LOSS PER SHARE

     Basic and diluted loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

     (D) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to

                            ORDERPRO LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


     permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     Management does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's consolidated financial position or results of operations.

     In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

                            ORDERPRO LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

     (E) RECLASSIFICATIONS

     Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

     (F) ERROR CORRECTION

     The accompanying financial statements have been restated to correct the capitalization and amortization of internally developed software. Additionally, the Company has corrected the financial statements for the three month period ended September 30, 2003 and the six month period ended June 30, 2003 to correct the valuation of stock issued for services to fair value, to record a beneficial conversion feature related to convertible debentures and to expense certain stock based compensation which had been recorded as prepaid at September 30 and June 30, 2003. The September 2003 restatement also includes a correction of an error as to the amount of revenue reported for the three month period ended September 30, 2003.

     The correction related to the software results from the reclassification to expense of certain items which were improperly capitalized. Additionally, amortization of costs was improperly recorded; the software project has not been substantially completed and costs should not be amortized until the project is substantially completed and ready for its intended use.

                            ORDERPRO LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


     The results of these corrections for 2003 are summarized as follows:

                                                 Three Months        Six Months
                                                 September 30         June 30,
                                                 ------------         --------
     Loss as reported                            $  (534,220)       $(1,107,812)

     Revenue                                         153,939
     Valuation adjustments and prepaid expense      (792,643)          (931,858)
     Software expensed                               (23,075)          (264,000)
     Reversal of amortization                         29,525            109,210
     Beneficial conversion feature                   (45,328)          (120,331)
     Interest expense                                (10,086)            (1,611)
                                                 -----------        -----------

     Loss as restated                            $(1,221,888)       $(2,316,402)
                                                 ===========        ===========

     Loss per share, as reported                 $     (0.01)       $     (0.05)
                                                 ===========        ===========
     Loss per share, as restated                 $     (0.03)       $     (0.10)
                                                 ===========        ===========

     For the three and nine month periods ended September 30, 2002 the financial statements have been restated to correct the capitalization and amortization of internally developed software. The corrections are summarized as follows:

                                                Three Months         Nine Months
                                                ------------         -----------
                                                     Ended September 30, 2002
                                                --------------------------------
     Loss as reported                           $(1,105,367)        $(2,300,299)
     Software expensed                             (173,140)           (178,427)
     Reversal of amortization                        29,525              88,574
                                                -----------         -----------

     Loss as restated                           $(1,248,982)        $(2,390,152)
                                                ===========         ===========

     Loss per share, as reported                $     (0.11)        $     (0.22)
                                                ===========         ===========
     Loss per share, as restated                $     (0.12)        $     (0.24)
                                                ===========         ===========

NOTE 2 CONVERTIBLE NOTES PAYABLE

     During the nine months ended September 30, 2003, the Company received $187,500 from the sale of convertible debentures to various investors. The debentures bear interest at 10% per year and accrued but unpaid interest is waived upon conversion. The 2003 debentures are convertible at $0.05 per share for $182,500 and $0.02 per share for $5,000 and are due in one year. As a result of the conversion provision, the Company has recorded a beneficial conversion feature of $173,660, which is being amortized over the term of the notes. A total of $165,660 of the beneficial conversion feature has been charged to expense through September 30, 2003.

     During the nine month period ended September 30, 2003, an aggregate of $227,500 of debentures was converted into 4,700,000 shares of common stock.

                            ORDERPRO LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 3 STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 2003 the Company:

     * Issued 4,700,000 shares of common stock in conversion of an aggregate of $227,500 of debentures
     * Issued 25,184,500 shares of common stock, valued at $2,438,391, in payment of services.
     * Issued 2,994,258 shares of common stock for cash proceeds of $195,000. These shares were issued pursuant to the exercise of options granted in connection with services provided. The options were recorded in the financial statements at a fair value of $291,587 and expensed during the third quarter of 2003, when they were issued.
     * Agreed to issue 1,850,000 shares of common stock for cash proceeds of $148,000. These shares were issued and the funds received during the first week of October.
     * Agreed to issue 1,737,500 shares of common stock, valued at $225,876, as payment for services. These shares were issued subsequent to September 30.

NOTE 4 ACQUISITION

     In February, 2003 the Company acquired the operations of TransMex USA for a cash payment of $75,000. This amount has been allocated to goodwill. At September 30, 2003 there is a remaining balance payable on the purchase of approximately $18,000.

NOTE 5 GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $3,538,291, a negative cash flow from operations of $291,012, a working capital deficiency of $1,159,793 and a stockholders' deficiency of $287,964. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds through debt or equity offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management's plans include obtaining additional financing for which they are currently in active negotiations with several sources and increasing revenue through the implementation of its software package.

                            ORDERPRO LOGISTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 6 CAPITALIZED SOFTWARE

     During the nine months ended September 30, 2003 the Company capitalized $185,954 of internal use computer software costs.

NOTE 7 NON-CASH FINANCIAL ACTIVITIES

     During the nine month period ended September 30, 2003 the Company:

     * Issued 4,700,000 shares of stock in conversion on an aggregate of $227,500 of debentures.
     * Issued or agreed to issue an aggregate of 26,922,000 shares of stock, valued at $2,664,267, for services. Of this amount, $84,601 has been added to the cost of internally developed software and $227,417 has been classified as prepaid expense at September 30.

NOTE 8 SUBSEQUENT EVENTS

     Subsequent to September 30, 2003 the Company:

     *    Sold 2,436,259 shares of common stock for cash proceeds of $252,400.
     * Issued 200,000 shares of common stock, valued at $49,500, for legal services.
     * Issued 1,370,000 shares of common stock upon conversion of $211,000 of debentures.
     * Issued 289,700 shares of common stock in settlement of payables of $46,352.
     * Issued 7,608,333 shares of common stock, valued at $1,749,917, as employee compensation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION.

FORWARD-LOOKING STATEMENTS:

This report specifies forward-looking statements of management of the Company ("forward-looking statements") including, without limitation, forward-looking statements regarding our expectations, beliefs, intentions and future strategies.

Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this report have been compiled by management of the Company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the Company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. Such factors include, but are not limited to, changes in the regulatory environment, general conditions in the environmental industry, the Company's competitive position, and economic conditions in the market. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

DESCRIPTION OF BUSINESS:

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

CRITICAL ACCOUNTING POLICIES:

The financial statements include the accounts of OrderPro Logistics, Inc. and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION

The Company recognizes revenue when the freight is tendered to the carrier at origin and the Company records the concurrent liability to the carrier and any other expenses related to the shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services.

PURCHASED AND INTERNALLY DEVELOPED SOFTWARE

The Company is committed to completion of an Internet software system for its internal use and potentially for sale or lease to third parties. In accordance with the provisions of the American Institute of Certified Public Accounts Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE", the Company has capitalized certain costs incurred in the production of internal-use software.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

For the three months ended September 30, 2003 revenue increased from $0 in 2002 to $471,098 in 2003. This increase in revenue is primarily due to OrderPro's resumption of operations in 2003, after their suspension in 2002.

Cost of sales increased from $1,389 in 2002 to $423,331 in 2003, due to OrderPro's resumption of operations in 2003, after their suspension in 2002.

Total selling general and administrative expenses decreased $25,021 or 2% from $1,239,262 for the period ended September 30, 2002 to $1,214,241 in 2003. This decrease in expenses is primarily due to increases and decreases in various expenses.

Interest expense increased from $8,331 for the period ended September 30, 2002 to $10,086 in the comparable period of 2003. The Company also incurred a financing cost of $45,328 attributable to the beneficial conversion feature of debentures. There was no comparable expense in the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2003 revenue increased from $38,604 in 2002 to $904,161 in 2003, an increase of $865,557 or 2,242%. This increase in revenue is primarily due to OrderPro's resumption of operations in 2003, after their suspension in 2002.

Cost of sales increased from $35,146 in 2002 to $822,031 in 2003, an increase of $786,885, or 2,239%. The increase is primarily due to OrderPro's resumption of operations in 2003, after their suspension in 2002.

Total selling, general and administrative expenses increased $1,009,492 or 43% from $2,353,350 for the period ended September 30, 2002 to $3,362,842 in 2003. This is primarily due to recording $2,487,000 in non-cash compensation and expense in 2003 and $932,000 in non-cash compensation and expense in 2002. This increase of $1,555,000 was offset by reductions in other expense areas.

Interest expense increased from $40,260 in the period ended September 30, 2002 to $91,919 in the comparable period of 2003, which is due to additional debt added during 2003. The Company also incurred a financing cost of $165,660 attributable to the beneficial conversion feature of debentures. There was no comparable expense in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 OrderPro had minimal cash resources. Current liabilities exceed current assets by $1,159,793 at September 30, 2003. The Company has financed its operations principally through the placement of convertible debentures and the personal financial resources provided by the founder and Chief Executive Officer. Management is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Both the public and private sale of securities and/or debt instruments for expansion of operations will be considered if such expansion would benefit the overall growth and income objectives of the Company.

Additional funds needed to continue operations through June 30, 2004 are $800,000. Of this amount approximately $500,000 is expected to be raised through operations. However, the funds required to continue operations will not achieve solvency. The funds required to achieve solvent operations would be approximately $1,500,000. If the debenture holders elect not to convert to common stock, the Company will need an additional $350,000. An infusion of capital would allow OrderPro Logistics, Inc. to fully implement its business plan with the carriers and obtain all of the pricing benefits that would accompany its Rapid Pay Program. The earlier that this program can be achieved, the better the prospects for achieving profitability.

The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the Company. A key operational need is to pay the carriers for their services on a basis that is superior to payment terms received from other shippers and brokers. When payment to the carriers is made quickly, the Company will have a greater number of carriers available to haul freight. The relationship between increased revenue, increased receivables, and increased capital is direct and impacted by delayed customer payments. As revenue increases, the amount of capital needed to fund the "Rapid Pay" program will increase. The Company has funded its operations primarily through the sale of convertible debentures and common stock, and through the use of common stock to pay certain expenses.

The following is a summary of OrderPro's cash flows from operating, investing, and financing activities during the periods indicated:

                                                  Period ended September 30,
                                                   2003                 2002
                                              -----------           -----------
     Operating activities                     $  (291,012)          $(1,403,550)
     Investing activities                        (186,994)             (177,342)
     Financing activities                         478,349             1,575,318
                                              -----------           -----------

     Net effect on cash                       $       343           $    (5,574)
                                              ===========           ===========

For the period ended September 30, 2003, the operating activities net change is due primarily to a loss for the nine months of $3.5 million, partially offset by non-cash items of depreciation and amortization of $94,000 and non-cash expenses of $2.8 million, and an increase in accounts payable and accrued expenses of $394,000. The net change in investing activities is primarily the result of additional software development costs. The net change in financing activities is primarily from the issuance of debt and sale of common stock.

For the period ended September 30, 2002, the operating activities net change is due primarily to a loss for the nine months of $2.4 million, partially offset by non-cash items of depreciation and amortization of $68,000 and non-cash expenses of $932,000. The net change in investing activities is primarily the result of the additional software development costs. The net change in financing activities is primarily the issuance of debt in the amount of $1.5 million.

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                             PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: CHANGE IN SECURITIES AND USE OF PROCEEDS

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

During the nine months ended September 30, 2003 the Company:

     * Issued 4,700,000 shares of common stock in conversion of an aggregate of $227,500 of debentures
     * Issued 25,184,500 shares of common stock, valued at $2,438,391, in payment of services.
     * Issued 2,994,258 shares of common stock for cash proceeds of $195,000. These shares were issued pursuant to the exercise of options granted in connection with services provided. The options were recorded in the financial statements at a fair value of $291,587 and expensed during the third quarter of 2003, when they were issued.
     * Agreed to issue 1,850,000 shares of common stock for cash proceeds of $148,000. These shares were issued and the funds received during the first week of October.
     * Agreed to issue 1,737,500 shares of common stock, valued at $225,876, as payment for services. These shares were issued subsequent to September 30.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

ITEM 5: OTHER INFORMATION

              None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K

       A report on Form 8-K was filed on September 8, 2003 to report a change in the registrants independent accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OrderPro Logistics, Inc.
                                            (Registrant)



December 30, 2003                     By: /s/ Richard L. Windorski
-----------------                        ------------------------------------
                                         Richard L. Windorski
                                         Director and Chief Executive Officer




December 30, 2003                     By: /s/ Patricia L. Green
-----------------                        ------------------------------------
                                         Patricia Green
                                         Director and Chief Financial Officer