Form 10KSB
period 2003-12-31
ORDERPRO LOGISTICS INC
filed 2004-06-10
CIK 1116884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                          COMMISSION FILE NO. 000-30857

                            ORDERPRO LOGISTICS, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                           86-0982348
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

7400 North Oracle Road, Suite 162, Tucson, AZ                       85704
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  (520) 575-5745

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

            Title of class: Common Stock, $0.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

OrderPro's revenues for its most recent fiscal year (2003): $959,410

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 26, 2004 was $4,623,487.

The number of shares outstanding of each of the issuer's classes of common equity, as of May 26, 2004 is 116,025,410 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            ORDERPRO LOGISTICS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.   Description of Business............................................  3
Item 2.   Description of Properties..........................................  8
Item 3.   Legal Proceedings..................................................  8
Item 4.   Submission of Matters to a Vote of Security Holders................  8

                                     PART II
Item 5.   Market for Common Equity and Related Stockholder Matters
          and Small Business Purchases of Equity Securities..................  9
Item 6.   Management's Discussion and Analysis or Plan of Operation.......... 10
Item 7.   Financial Statements............................................... 15
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 15
Item 8A.  Controls and Procedures............................................ 15

                                    PART III
Item  9.  Directors and Executive Officers of the Registrant................. 17
Item 10.  Executive Compensation............................................. 18
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters......................... 19
Item 12.  Certain Relationships and Related Transactions..................... 20
Item 13.  Exhibits, Lists and Reports on Form 8-K............................ 21
Item 14.  Principal Accountant Fees and Services............................. 21

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

OrderPro Logistics, Inc. ("OrderPro" or the "Company") is positioning for unprecedented growth in revenue and profits during FY2004. The infrastructure and systems architecture necessary to support the plan is in place. The Company is at the point of merging its in house web enabled software with an outsourced technology module, providing the market with a combination of multi-modal industry knowledge and real time supply chain management capabilities. This combination of technology and service experience presents itself in our employees and will drive our future success in cost efficient transportation management.

OrderPro opens the door to the mystique that has plagued our industry for decades; to provide cost effective timely and accurate information in the field of transportation management. The OrderPro philosophy recognizes that supply chain management is the charter that drives our customers decision-making, investments and staffing additions. With that knowledge, we are not just interested in moving their freight. We are primarily interested in integrating every aspect of our customer's shipping needs from order entry through successful delivery to their ultimate destination. Offering service and support is fundamental. Committing to world-class service and cost reductions is what sets us apart. These commitments are controlled and successfully executed with proven methods in a variety of industry segments, by qualified OrderPro employees. When combined with our newest developments in technology, the service package to our customer gets even more responsive and effective. OrderPro leverages the sum of our experience to seamlessly manage the supply chain for every one of our clients. Customer priorities, shipment integrity, best quality and optimization of every load is the objective of supply chain management with OrderPro lowering costs while adding value in process and service is the benefit of our supply chain visibility.

OrderPro is built on solid concepts to challenge what is available from the competition. Namely, offering a powerful technology solution for any application, to drive home the inherent value of our people and service offerings to give our customers a competitive advantage through access to worldwide pricing, package tracing and complete shipping solutions. Customer priorities, shipment integrity, best quality and optimization of freight movement, all within a comprehensive service matrix, create value for our customers, the Company and our investors.

Specialized Services Operations
-----------------------------

ALL AMERICAN ASSEMBLIES ("AAA"), acquired in October, 2003, is our specialized service division with operations in Tucson, Phoenix and throughout Arizona. AAA provides specialized delivery and assembly installation services on a consumer direct basis for its customer base working hand-in-hand to schedule and coordinate all delivery perimeters for our clients. All American Assemblies has grown their customer base through a reputation of customer service, reasonable pricing, and structured hands-on training programs for field assembler personnel who understand the meaning of service. Retailers such as Sam Levitz Furniture, Sears, and Office Max were key customers in the early years of the company and remain important customers today.

AAA began offering services their competitors had yet to deliver, which included the assumption of scheduling and coordinating delivery services for their client base. This combination of enhanced product services, value and dedicated pro-active customer service has been the catalyst for continued growth of the company.

All American Assemblies is poised for expansion into the Midwest marketplace where OrderPro Logistics has business units in Chicago and Indianapolis. The expansion will entail "piggybacking" onto the existing customer base in each market, but will specifically offer a new level of additional products and services, based on the capabilities of each field manager hired by the Company. Service contracts will be a key focus of the new markets, as they are generally more contractually friendly and are absolutely higher in gross margin and profit. The company just finished a record year for 2003, with growth and expansion prospects looking even more promising for 2004.

Transportation Brokerage Operations
-----------------------------------

FREIGHT MANAGEMENT SERVICES ("FMS") is OrderPro's in-house transportation brokerage service. FMS provides the necessary coordination of transportation services to the OrderPro business units, when the resources of the business unit cannot service the load(s) in question. In addition, FMS is challenged to cultivate sales opportunities outside the scope of our business unit constraints as well. Brokerage is still a viable opportunity in the U.S., and is best complimented with the total product and service package offered by OrderPro.

FMS offers a variety of cost savings opportunities including load consolidation, continuous movement of shipments, decision-making shipment processes for the internal and external sales personnel, as well as the benefits of the OrderPro multi-tiered based rate quotation system.

Initiatives to funnel growth in the brokerage division currently under corporate review would include acquisition of other brokerage companies, addition of dedicated sales personnel and expansion of "business unit regional brokerage divisions" within each market we are present.

International & Intermodal Operations
-------------------------------------

TRANSMEX LOGISTICS, acquired in February, 2003, offers a full range of logistics packages via partnerships and contracts with carriers and service providers throughout North America. TransMex Logistics was originally developed to support inter-modal transportation options for Mexico, however in 2001 its operating scope was expanded to include both regional and container yard operations.

The three main business lines of TransMex Logistics are: Mexico Services, Regional Trucking, and Container Yard Operations.

MEXICO SERVICES PASSPORT PLUS: which is a program that provides clients with the flexibility and expertise of shipment tracking, document review, customs clearance and order management all the way through the rate and billing process. These value added services, along with bilingual communications and pro-active problem solving, are the core to TransMex operations.

TSCQ: Drayage service is offered to clients between all major border crossing and Mexican inland points. INTRA MEXICO DRAY: TransMex is able to offer drayage service between all Mexican intermodal rail ramps and point within commercial zone cities.

DOOR-TO-DOOR: Retail and non-railroad contract holders are offered door-to-door service throughout North America.

CMP: Our Cargo Monitoring Program allows clients to utilize rail controlled door products for Mexico while still enjoying the value added services of TransMex. Clients build door rates through the railroad and are billed a flat fee from TransMex for monitoring and reporting transportation and customs activities.

CONSULTING: TransMex is available to assist consulting firms, retailers and wholesalers on projects throughout Mexico. Past projects include translation of contracts, negotiation of sales terms, transportation cost analysis and routing analysis.

REGIONAL TRUCKING
TransMex has a five state authority (Illinois, Indiana, Wisconsin, Ohio, and Michigan) to handle drayage of shipping containers and other specialized delivery requirements for customers in that region. Shipments outside this region are handled through the motor carrier division and corporate brokerage operations base at Tucson, Arizona.

CONTAINER YARD OPERATIONS This facility offers steamship lines, equipment leasing companies and shippers, the ability to store loaded and empty containers to avoid excessive charges at the rail terminals. A qualified mechanic is on site to both inspect inbound equipment for damage as well as to repair equipment as specified by the owners. The 5 acre facility can be expanded, as needed, up to 12 acres and a Hyster six lift is available for full stacking capability.

Motor Carrier Operations
------------------------

JBP EXPRESS ("JBP"), acquired in October,2003, is OrderPro's flagship motor carrier and is a multi-faceted trucking operation that provides consolidation and distribution services in the Midwest and long haul trucking throughout the United States. JBP Express' diverse customer base minimizes dependence on any individual customer and that strategy has provided excellent financial stability at the JBP Transportation Unit. JPB Express' ongoing marketing plan continues to focus on producing greater penetration within our current customer base while aggressively cultivating new customer relationships. JBP's highly competitive service, marketing, management and systems have all combined to produce excellent revenue increases during the first quarter of 2004.

Expansion plans are under review to relocate JBP Express into a larger terminal within greater Indianapolis. This will have a direct and positive impact on the utilization of equipment and the cross docking capabilities offered in a major metropolitan market, both necessary to drive profits. To compliment the initial investment of the move, OrderPro is currently reviewing the brokerage division expansion and the All American Assemblies expansion into this market. When successfully launched, all divisions will operate out of the larger terminal, providing better leveraging of personnel and resources while creating a new revenue stream.

Technology
----------


The Company is heavily investing resources to development and expand our OrderPro technology. The primary emphasis will center on offering a vastly improved and capable operating system to support all business units, all modes of transportation, corporate financial requirements, carrier necessities and shipper preferences. This development will provide a platform of synergies all throughout the corporation not previously realized in the past. Operations data, financials, acquisitions and new customer candidates will all be driven from the systems database of current and potential users. This is key to all decisions regarding growth, targeting the common platform of technology as the driving force.

3PL Program (Third-Party Logistics)
-----------------------------------

Logistics operations are managed and controlled directly by on-site management at the customer's location. Central dispatch operations perform a support function for logistics operations. These two areas are fully integrated with the use of the Internet and the proprietary software. Logistics customers are able to select from a wide variety of services at the time they execute the contract. Each customer has unique requirements, which are taken into consideration, and the efficiency offered by the Company enables cost savings in all areas. Services include consolidation of loads, backhaul contracts, and private fleet management, in addition to inbound and outbound freight scheduling. Sharing in cost savings between the customer and the Company has proven to be a major benefit to customers. For example, customers can benefit when their less-than-truckload shipments are consolidated into a single truckload by coordinating other available freight in the system into one truckload shipment. The results can be many thousands of dollars saved annually.

OrderPro European Business Unit (OEBU)

OrderPro formed this business unit in 2004 as a result of its own research and indications of interest from other parties. OrderPro's management recognized the application of transportable technology, systems, and expertise in the evolving economic environment across Europe. After assessing the potential, the decision was made, based partially on the imminent addition of new member countries to the European Union as well as other factors, to move forward with the next phase by forming the OrderPro European Business Unit (OEBU). The OEBU will develop and operate Supply Chain Management business activities in Europe. This phase will include, among other things, bringing aboard a team of advisors and consultants "on the ground" in Europe to assist in identifying and developing opportunities for which OrderPro is ideally suited. OEBU will be directed out of OrderPro's US headquarters with future plans for OEBU to establish facilities in Europe at the appropriate time.

Currently, the OEBU is expected to provide future global Supply Chain Management services for a strategic partnership, the Lech Walesa Institute and a private food broker Help Someone Today, to provide cost savings and transportation efficiencies for a worldwide hunger relief project.

PROPOSED EXPANSION OF BUSINESS
------------------------------

OrderPro is entertaining 5 diverse expansion segments or operations within the next 12 - 18 months. The segments of business include after-market technology solutions, freight forwarding, freight brokerage, trucking operations and specialized services. Trucking operations will be a combined internal and acquisition driven expansion. Internal expansion will, in part be accomplished by increasing our driver base within each operating business unit. Specialized service expansion will encompass opening All American Assemblies Chicago and Indianapolis divisions. After-market technology, freight forwarding and freight brokerage will expand by way of strategic acquisitions. Assumptions regarding investment dollars required, market penetration, revenue and profitability are in evaluation. Targeted funding will drive some of these initiatives, with internal expansion of services creating others. Once completed, the scope and dynamics of the business will continue to change. Although deeply rooted in transportation, it will be adequately supplemented in more profitable service and technology offerings.

COMPETITION

Competition for customers is intense. OrderPro currently competes or expects to compete for customers with the following types of companies. They all entail freight brokerage and/or third-party logistics services.

         o        Freight Brokers
         o        Third-Party Logistics Providers
         o        Truckload Motor Carriers
         o        LTL Motor Carriers
         o        Railroads
         o        Inter-Modal Companies
         o        Freight Forwarders
         o        Internet Load Matching Services
         o        Internet Exchanges

OrderPro can compete effectively in its market niche. Most third-party logistics service providers do not aggressively pursue small-to-medium sized manufacturers. The technology solutions inherent within OrderPro can provide the efficiencies necessary to justify servicing small-to-medium size manufacturers with a 3PL program. Competition from other freight brokerage companies provides the greatest challenge. Generally these companies are small operations that have an established customer base. However, many of these competitors do not have the capacity to compete with the efficiencies and services provided by OrderPro in the "smaller market" our target customers operate in.

MAJOR SUPPLIERS

Major suppliers are defined exclusively by equipment and/or services provided. The challenge and opportunity for OrderPro is to negotiate and consolidate these providers, to the benefit of the services received and the margins gained as a corporation. Management anticipates that the ability of the Company to execute this "roll-up" strategy for consolidation of equipment and services will show an immediate benefit to the profitability objectives established for the fiscal year 2004. Examples of these consolidations of major suppliers include truck-leasing companies, fuel accounts, facility lease management companies, operating insurance, health insurance and payroll service providers to name a few. Currently, there is not a single dependency that puts OrderPro at risk on the supply side. Multiple service providers are available for flexibility and open bidding.

MAJOR CUSTOMERS

Major customers include Sears and Office Max within the All American Assemblies business unit. All other business units within the OrderPro family of companies have a widespread and diverse group of customers. It is the objective and intent of management to build a customer base in each operating business unit that reinforces a healthy percentage of overall sales per customer, limiting The Companies exposure or dependencies on any one customer.

PERSONNEL

OrderPro has a total of 54 full time employees, 8 of which are corporately located in Tucson, AZ. JBP Express; Indianapolis, IN employs 25 full time office personnel and drivers. All American Assemblies Tucson and Phoenix operations employ 13 full time office personnel and road crew staffing. Trans Mex Logistics employs 6 full time operations, sales and remote business unit staffing. Freight Management Services located in Tucson, AZ employs 2 freight brokers. OrderPro believes that the net increase in staffing for FY2004 is approximately 6 full time employees: 0 at the executive level. This will support the 3rd and 4th quarter revenue growth projected in the 2004 Business Plan. These additions will come in the way of drivers and field installation crew, both under the heading of revenue generators for various segments of the business.

CORPORATE HISTORY

On September 29, 2000, as part of an Agreement and Plan of Reorganization, FifthCAI, Inc., a Nevada public shell corporation which up to that point had had only limited operations, issued approximately 4.9 million shares of common stock and changed its name to OrderPro Logistics, Inc. In conjunction with the transaction, we had a reorganization of our equity to establish a par value of $0.0001 per share and accomplish a 6.20-shares-for-one split.

OrderPro provided freight brokerage and logistics services through Internet access, on-site presence and custom designed software. During FY2001 and FY2002, management concentrated its efforts on building the company and its structure for the initial business launch during the 2nd quarter of FY2003. The company also invested in the OrderProTM software system and the organizational framework necessary to launch and maintain its business plan.

ACQUISITIONS

ALL AMERICAN ASSEMBLIES-Ruben Robles and his brother-in-law established All American Assemblies in 1997. An Arizona company that provides delivery and assembly/installation services to a myriad of customers. Ruben later operated the business with his wife Crystal, assuming the roles of President and Customer Service Coordinator. During those years the Robles team focused on "RTA" (ready-to-assemble) furniture and office reconfigurations for the customers of those institutions. All American Assemblies quickly grew its customer base by providing exceptional customer service, reasonable pricing, and a structured hands-on training program for field assembler personnel to assure they understood the meaning of service.

Prominent retailers such as Sam Levitz Furniture, Sears, and Office Max were instrumental in the early years and remain as important customers today. They gave recognition and credibility to this "start-up" operation, while testing All American Assemblies ability to service some very demanding service requirements for these national retailers. As confidence grew on both sides, so did the workloads and customer penetration. Understanding the competitive nature of the business led to the development of new customers in new and existing markets.

The expansion into Phoenix was inevitable and the business quickly grew in this larger and more competitive market. The formula for success had been established. The company began offering services that their competitors had yet to deliver. This included the assumption of scheduling and coordinating delivery services for the client base. This combination of enhanced product services, value and dedicated customer service was the catalyst for continued growth into the new Phoenix marketplace. It also established the criteria for expansion into the other new metropolitan markets.

TRANSMEX LOGISTICS-TransMex Logistics was developed in 1991, with the goal of supporting inter-modal transportation options for Mexico. Based out of their Midwest headquarters in McCook, Illinois, the company expanded its operating scope in 2001 to include both regional and container yard operations. TransMex Logistics also has offices in Laredo, Texas and Mexico City.

Three of the main business lines of TransMex are Mexico Services, Regional Trucking, and Container Yard Operations.

Mexico Services include a Passport Plus program that provides clients with the flexibility and expertise of shipment tracking, document review, and customs clearance and order management all the way through the rate and billing process. These value added services are the core to effective, bi-lingual communications and pro-active problem solving methods for TransMex operations. Retail and non-railroad contract holders are offered door-to-door service throughout North America.

TransMex provides the ability for trucking clients to store loaded and empty containers to avoid excessive charges at the rail terminals. An IICL qualified mechanic is on site to both inspect inbound equipment for damage as well as to repair equipment as specified by the owners. The 5 acre facility can be expanded, as needed, up to 12 acres and a Hyster six lift is available for full stacking capability. Trans Mex is currently under management review for operational, technological and marketing initiatives, to continue to strive for maximum revenue growth and net profit contribution. Specific areas of review include trucking contracts, operating system integration, accounting integration and overhead expenses incurred on a daily basis.

FREIGHT MANAGEMENT SERVICES- OrderPro has in-house transportation management expertise for all major modes of transportation; truckload, less-than-truckload
(LTL), inter-modal, air and ocean freight. At your request, our implementation team will analyze your transportation network. Our goal is to establish criteria for the "Best Selection: of transportation providers. Factors such as; lane patterns, delivery requirements, customer demand and equipment selection are used to determine the most effective methods for the shipment of your freight. Additional services that we offer include a variety of cost saving opportunities including load consolidation to minimize the high cost of LTL shipments, continuous move shipments, decisions making shipment processes for the internal and external sales personnel, as well as the benefits of the OrderPro Logistics multi-tiered based rate quote system.

JBP EXPRESS - Brian and Julie Petree founded JBP Express in 1999. JBP is a multi-faceted trucking operation that provides consolidation and distribution services, in addition to its freight hauling services for it's broad base of clients. The trucking operation historically focused on short-haul deliveries within the Indianapolis metropolitan area. The fleet of trucks has always been a blend of company owned and leased. The business will employ owner operators on a need basis, but from a select population of pre-approved candidates. As a byproduct of the excellent service provided by the Petree's, longer haul requests became more common. As the business could support this commitment, Brian made the necessary investments and the rest is history. JBP Express has experienced significant growth every year since it's inception in 1999, and 2004 is off to a record start. In lieu of the positive revenue accomplishments, management is also undertaking an operational review of all JBP Express transactions to identify economies and efficiencies in tandem with comparable actions within other business units.

STRATEGIC PLANNING

As disclosed in the expansion plan for FY 2004, acquisitions are key part of the strategic growth plan for FY2004. Targeted segments of industry and specialized services are the lead acquisition strategies. Discussions and due diligence evaluations are planned or currently underway with technology companies, freight brokerage companies and inter-modal freight forwarders. Synergies with current services, operating platforms, geographic locations and target markets all play into the decision making and timing. There is a multitude of acquisition options available in each market segment, lending to the "buyers market" mentality on behalf of OrderPro.

AVAILABLE INFORMATION

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding OrderPro. In addition, the Company provides easy access to these reports free of charge via the Company's internet website, www.orderprologistics.com. Information on our website is not part of this report.

ITEM 2. DESCRIPTION OF PROPERTY.

OrderPro leases the following properties:

         o A 2,903 square foot office facility for its corporate offices in Tucson, AZ.
         o A 3,600 square foot sale and administrative facility in Indianapolis, IN.
         o        A 3 acre office and storage facility in McCook, IL.

OrderPro believes these facilities can meet its current corporate business needs in 2004. As previously mentioned, targeted business expansion at JBP Express could result in moving to a larger terminal in Indianapolis.

ITEM 3. LEGAL PROCEEDINGS.

OrderPro is involved in litigation in the normal course of its business, none of which is anticipated to have a material adverse effect on its financial condition, operations or prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Please refer to the Schedule 14C Definitive Information Statement filed with the SEC on December 30, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

OrderPro's common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol OPLO. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for OrderPro's common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions. Trading on the OTCBB commenced September 19, 2002.

                                                               High        Low
                                                              -------    -------
Fiscal Year Ended December 31, 2002:
   First Quarter                                               N/A         N/A
   Second Quarter                                              N/A         N/A
   Third Quarter                                               $2.00       $0.65
   Fourth Quarter                                              $0.65       $0.05
Fiscal Year Ended December 31, 2003:
   First Quarter                                               $0.24       $0.05
   Second Quarter                                              $0.17       $0.03
   Third Quarter                                               $0.30       $0.06
   Fourth Quarter                                              $0.29       $0.15

STOCKHOLDERS OF RECORD

As of May 26, 2004, OrderPro had approximately 86 stockholders of record.

DIVIDENDS

OrderPro has never declared or paid any dividends on its common stock. OrderPro currently intends to retain any earnings for use in the business and therefore does not anticipate paying any dividends in the near future. Dividends on our common stock can be paid lawfully only out of current and retained earnings and surplus of the company, when, and if, declared by the Board of Directors. OrderPro has not declared or paid any dividends on the common stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors, which the Board of Directors deems relevant.

UNREGISTERED SALES OF SECURITIES DURING THE PAST TWO YEARS:
During the year ended December 31, 2003 the Company sold the following securities:

         o 5,970,000 shares of common stock were issued upon conversion of $433,500 of the Company's 10% convertible debentures

         o        23,762,189 shares of common stock were issued for services.
                  Additionally, 3,600,000 shares of common stock were committed to be issued for services, and were issued in early 2004. The aggregate value of these 27,362,189 shares was $3,877,991.

         o 2,321,410 shares of common stock were issued for cash proceeds of $187,000.

         o 7,033,652 shares of common stock were issued upon exercise of stock options, for cash proceeds of $595,005.

         o 6,000,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $486,000.

         o 1,603,638 shares of common stock, valued at $400,910, were issued as partial consideration for the acquisition of JBP Express, Inc.

         o 391,667 shares of common stock, valued at $23,500, were issued in settlement of a payable.

Certain of the above shares were issued pursuant to S-8 Registration Statements. The Company filed an S-8 Registration Statement, covering 4,000,000 shares to be issued For services, in June 2003.

During May,2003, the Company instituted the 2003 Incentive and Nonstatutory Stock Option Plan (the "Plan"). Pursuant to the Plan, stock options may be granted to employees, directors or consultants of the Company. Options shall be exercisable over a period of no longer than ten years. The total number of shares of stock which may be purchased through exercise of options granted under the Plan shall not exceed 10,000,000 shares. These shares were registered pursuant to an S-8 Registration Statement filed July 18, 2003.

All of the options granted during 2003 were exercised as of December 31, 2003. The Company received $595,005 cash proceeds upon exercise of 7,033,652 options. Options aggregating 6,000,000 shares were exercised through services provided valued at $486,000.

As previously stated, the maximum number of shares which may be issued pursuant to stock options exercised under the Plan is 10,000,000. However, the Company issued a total of 13,033,652 shares through December 31, 2003, and an additional 1,350,000 in 2004. The shares were all issued without restriction, although the Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) covered only 10,000,000 shares. This constitutes a violation of
Section 5 of the 1933 Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded (they are presumably in the public market), other corrective measures will be taken by the Company. These measures will include registering the shares EX POST FACT, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties. The effect of the above over issuance on the consolidated financial statements is unknown, but could be material.

In February, 2004, the Company filed an S-8 Registration Statement covering an aggregate of 13,000,000 shares of common stock (5,700,000 to be issued pursuant to stock options) under its 2004 Incentive and Non Statutory Stock Option Plan. The Company has issued 19,595,833 shares of unrestricted common stock, which exceeds the amount registered. This is in addition to the shares described in the previous paragraph. This constitutes a violation of Section 5 of the 1933 Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded (they are presumably in the public market), other corrective measures will be taken by the Company. These measures will include registering the shares EX POST FACTO, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties.

During the year ended December 31, 2002, the Company sold the following unregistered securities:

         o 1,950,166 shares of common stock were issued upon conversion of $485,050 of the Company's 10% convertible debentures.
         o        7,338,335 shares of common stock were issued for services.
                  Additionally, 2,200,000 shares of common stock were committed to be issued for services, and were issued in early 2003. The aggregate value of these 9,538,334 shares was $2,486,500.
         o 1,600,000 shares of common stock, valued at $80,000, were committed to be issued in partial settlement of a debt. These shares were issued in early 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

COMPANY OVERVIEW

OrderPro Logistics, Inc. is a customer-oriented provider of innovative and cost-effective logistics solutions. With expertise in multi-modal transportation management, OrderPro provides complete supply chain management, including transportation services, freight brokerage, on-site logistics management, packaging assessment, process improvement consulting, claims management, private fleet management and procurement management.

* LEADING TECHNOLOGY: OrderPro currently combines shipping expertise with web-enabled proprietary software to bring profitable innovation to the transportation brokerage industry. The technology of OrderPro provides "real-time", national rate quoting by carriers/rate/performance/value criteria to maximize inbound-outbound savings, and complete on-site logistics management services. This is complimented by detailed management reporting to allow for complete visibility of all transportation brokerage activities nationwide. Future developments will expand this technology base to compliment all methods and modes of transportation...driving to a fully integrateD Supply Chain Management product offering.

* ACQUISITION STRATEGY: OrderPro has launched its expansion initiatives by closing on the acquisitions of transportation companies that are currently operating in markets strategic to the Company's growth plan. These acquisitions will increase the service capability and customer base of OrderPro.

* REVENUE SHARING AGREEMENTS: OrderPro has developed an aggressive third-party logistics business plan, focused on contracting with manufacturers to provide efficient and cost-effective logistics management services. The addition of small-to-medium sized logistics customers could provide an estimated $5 million in revenue during the next 12-18 months. Completing the architecture on the technology expansion in addition to hiring key staffing will open the Company to these opportunities in the market.

* RAPID PAY PROGRAM: OrderPro recognizes the critical contribution of freight carriers to the success of the Company. A primary objective is to build and maintain carrier loyalty by offering accelerated payment for services. Trucking companies typically provide lower cost services when receiving rapid payment, thereby enhancing the Company's profit potential.

* CUSTOMER SYNERGIES: The expanding base of companies and customers of OrderPro will create opportunities not previously available for efficiencies, synergies and truckload optimization. This is core to profitable revenue growth and deep customer penetration.

OrderPro was created to capture the potential of the Internet in the transportation and logistics business by employing new and innovative processes. These processes include features that provide benefits throughout customer distribution resulting in reduced costs of operations while providing real-time management reporting features. OrderPro provides complete supply chain management, including transportation services, freight brokerage, on-site logistics management, packaging assessment, process improvement consulting, claims management, private fleet management and procurement management.

OrderPro will pursue a well-planned business strategy to accelerate its revenue plan, increase its asset base, and achieve its goal of serving a more diversified customer network. OrderPro proposes to create a successful consolidated organization by expanding its 3PL (Third-Party Logistics) Program, by incorporating its value-added formula, by utilizing its internet-based management system, and by offering the inherent strength of its executives, employees, consultants and corporate alliances.

All of the Company's operations are currently under the direction of Mr. Jeffrey
M. Smuda, President and CEO. The positions of Chief Financial Officer, Director of Information Systems, and Director of Public Relations are directly responsible to the President & CEO. All finance, human resources, software development, website design, customer service, and dispatch operations are performed at the corporate office located in Tucson, Arizona.

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

The corporate headquarters is currently located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona. A new five-year lease has been negotiated to significantly expand the office space while disproportionately decreasing the overhead costs associated with the move. This is a critical accomplishment that will allow for the necessary staffing expansion and presentation facilities necessary to execute the Business Plan successfully. The expense of maintaining internal operations will not be costly. Additional personnel and equipment needed to sustain operational viability are planned as part of the orderly execution of the Company's business plan. Current and additional logistics business handled on-site for the customer is centrally monitored at the Company headquarters and managed at the customer site with a logistics specialist and minimal on-site equipment.

OrderPro is pursuing a regionally focused acquisition strategy to accelerate its revenue plan and achieve its goal of serving a broader and more diversified customer network. The Company proposes to create a highly viable transportation broker/logistics management company that provides services by utilizing its Internet and proprietary software systems. The Company strives to locate acquisition and merger candidates that compliment the core business and are already successfully positioned in target markets with a track record of serving a viable and assumable customer base.

OPERATING RESULTS 2003 COMPARED TO 2002

OrderPro suspended operations during the second quarter of 2002 in order to focus its efforts on completing its listing on the OTCBB. This was accomplished in September 2002. The Company resumed its planned operating activities in November 2002, through the acquisition of the assets of Great Plains Transportation, Inc. However, for accounting purposes, this acquisition was not considered consummated, since the Company did not take effective control and possession of the assets and operations to be acquired. The cash transactions were maintained in a bank account over which the Company had no signature or authority and daily transactions and operations were initiated by an employee carried over from the previous ownership. The previous owner contributed significant amounts of cash to maintain operations of the acquired assets. The activity of Great Plains has been removed from the consolidated financial statements. The Company's operations actually resumed, then, with the acquisition of the assets of TransMex in February, 2003. OrderPro also completed the acquisitions of All American Assemblies and JBP Express in October 2003. As a result of the suspension of operations in 2002 and the resumption in 2003, comparisons between those periods are not meaningful.

The accompanying 2002 financial statements have been reaudited and restated to reclassify and expense the erroneous capitalization of internally developed software and to reverse the related amortization, to correct the valuation and presentation of stock issued for services, to record a beneficial conversion feature related to convertible debentures, and to remove customer lists and internally developed software received from the Company's then CEO and majority stockholder and the related liability to the stockholder.

The correction related to the software results from the reclassification to expense of items which were improperly capitalized. Additionally, amortization was improperly recorded; the software project was not substantially completed and costs should not have been amortized until the project was substantially completed and ready for its intended use. Software costs have been expensed as incurred as research and development in the accompanying financial statements.

For the year 2003, revenue was $959,410, cost of revenue was $760,997 and gross profit was $198,413, or 21% of revenue. Revenue generated from the fourth quarter acquisitions was $737,547, and the gross profit attributable to that revenue was $179,592.

Operating expenses for 2003 totaled $5,500,046. Compensation and related costs were $4,787,610, of which $3,403,262 was paid through the issuance of common stock and $908,028 of which is attributable to the fair value of stock options issued. OrderPro incurred costs of $100,364 which were related to the continued development of software. Costs related to the software have been expensed as incurred, and the software development has been abandoned as of December 31, 2003. Significant other operating expenses include professional fees of $224,442, rent of $73,286, and insurance of $30,082.

For 2003, other expenses include interest expense of $112,471 and a non-cash charge of $197,857 for a beneficial conversion feature of the Company's convertible debentures.

For the year 2002, revenue was $35,111 and cost of revenue was $59,618, resulting in a gross loss of $24,507. Operating expenses for 2002 totaled $2,898,305. Compensation and related costs were $2,398,708, of which $2,290,661 was paid through the issuance of common stock. The Company incurred costs of $67,343 which were related to the continued development of software. Costs related to the software have been expensed as incurred. Other operating expenses include professional fees of $301,444.

As mentioned above, OrderPro intended to acquire the assets of Great Plains Transportation, Inc. during November 2002. Effective control and possession of the assets and operations to be acquired was not obtained by OrderPro, and the acquisition was abandoned as of December 31, 2003. The operations of Great Plains have not been reflected in the consolidated financial statements presented. In connection with this failed acquisition, OrderPro incurred costs in 2003 and 2002 of $66,551 and $265,000, respectively. The 2002 costs include the issuance of convertible debentures aggregating $211,000. All costs relating to the Great Plains acquisition have been expensed.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities was approximately $779,000 in 2003 as compared to approximately $348,000 in 2002. The use of cash in 2003 is the result of a net loss of approximately $5,679,000, partially offset by non-cash charges of approximately $4,537,000 and a net increase in current liabilities of approximately $363,000. For 2002, a loss of approximately $3,310,000 was partially offset by non-cash charges of approximately $2,723,000 and a net increase in current liabilities of approximately $239,000.

Cash used in investing activities was approximately $101,000 in 2003, with no use of cash in 2002. Cash expenditures for property and equipment and acquisitions were approximately $85,000.

Cash generated by financing activities was approximately $891,000 in 2003, as compared to approximately $344,000 in 2002. During 2003, the Company received approximately $190,000 from the sale of debentures, approximately $782,000 from the sale of common stock (including the exercise of options) and approximately $52,000 from cash overdrafts in bank accounts. The Company repaid notes payable of approximately $13,000 and had net transfers of cash to related parties of approximately $120,000. During 2002, the Company received approximately $156,000 from the sale of debentures and had net transfers of cash from related parties of approximately $203,000. The Company also repaid approximately $15,000 of cash overdrafts.

At December 31, 2003 the Company had cash of approximately $11,000, which is offset by overdrafts of approximately $52,000. The Company expects that it will need to obtain additional debt and equity financing to maintain operations in 2004.

OrderPro had a net working capital deficiency at December 31, 2003. The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations.

OrderPro executed two 5% promissory notes dated January 14, 2004, in the aggregate principal amount of $1,100,000. The due date of the notes was February 9, 2004. Net proceeds to the Company were $864,000. The Company settled these promissory notes in full through the issuance of an aggregate of 11,000 shares of Series A convertible preferred stock and three warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.30 per share. The preferred stock is convertible into shares of common stock at a rate of 88% of market price, as defined.

To date, OrderPro has financed its operations principally through the founder's investment, the placement of convertible debentures and the sale of common stock. We will consider both the public and private sale of securities and or debt instruments for expansion of operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, OrderPro may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We are subject to many risks factors detailed below and elsewhere in this report and from time to time in our other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and prospects and whether forward-looking statements made by us ultimately prove to be accurate. The following risk factors represent items that management desires to highlight, in addition to forward looking statements described at the beginning of this report, to help investors better understand the potential risks and rewards of OrderPro's business.

GOING CONCERN

The audited consolidated financial statements for the year ended December 31, 2003 have been prepared assuming that OrderPro will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $5,678,512, a negative cash flow from operations of $778,664, a working capital deficiency of $1,630,541 and a stockholders' deficiency of $667,743. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable.

UNRESTRICTED SHARES ISSUED IN EXCESS OF REGISTRATION STATEMENTS.

During 2003 the Company filed an S-8 Registration Statement covering an aggregate of 10,000,000 shares of common stock under its 2003 Incentive and Non Statutory Stock Option Plan. The maximum number of shares which may be issued pursuant to stock options exercised under the Plan is 10,000,000. However, the Company issued a total of 13,033,652 shares through December 31, 2003, and an additional 1,350,000 in 2004. The shares were all issued without restriction, although the Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) covered only 10,000,000 shares. This constitutes a violation of Section 5 of the 1933 Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded (they are presumably in the public market), other corrective measures will be taken by the Company. These measures will include registering the shares EX POST FACT, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties. The effect of the above over issuance on the consolidated financial statements is unknown, but could be material.

In February, 2004, the Company filed an S-8 Registration Statement covering an aggregate of 13,000,000 shares of common stock (5,700,000 to be issued pursuant to stock options) under its 2004 Incentive and Non Statutory Stock Option Plan. The Company has issued 19,595,833 shares of unrestricted common stock, which exceeds the amount registered. This is in addition to the shares described in the previous paragraph. This constitutes a violation of Section 5 of the 1933

Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded (they are presumably in the public market), other corrective measures will be taken by the Company. These measures will include registering the shares EX POST facto, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties.

PAYROLL LIABILITIES

The Company is delinquent in payment of certain of its payroll tax liabilities. Additionally, the Company has not withheld FICA, Medicare or withholding taxes on certain cash payments and stock compensation, including stock options. The Company has accrued an estimated liability for both the employer and employee portion of FICA and Medicare tax. Penalties and interest have not been accrued but may be material.

ADDITIONAL FINANCING.

OrderPro will require additional financing to achieve growth in operations and to support working capital requirements. We may seek additional financing through private placements of debt or equity financing.

COMPETITION.

OrderPro Logistics, Inc. faces competition from many sources, most of which are larger and have significantly more resources.

PUBLIC COMPANY LEGISLATIVE AND REGULATORY REQUIREMENTS, SUCH AS THE SARBANES-OXLEY ACT OF 2002, MAY LEAD TO INCREASED INSURANCE, ACCOUNTING, LEGAL AND OTHER COSTS, WHICH MAY CAUSE EXPENSES TO INCREASE.

OrderPro is a reporting company under the Securities and Exchange Act of 1934. The company will be subject to additional reporting and governance requirements if it applies and is accepted for listing on a national stock exchange or the Nasdaq system. OrderPro is committed to full regulatory compliance and high standards of corporate governance and expects that legal, accounting and professional fees may increase in 2004. The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could vary from these estimates. A material change in these or other estimates could potentially have a material impact on results of operations. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates.

PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

Property, plant and equipment is recorded at cost. Major units of property replacements or improvements are capitalized and minor items are expensed. Gain or loss is recorded in income for the difference between the net book value relative to proceeds received, if any, when the asset is sold or retired. Depreciation is provided for using the straight-line method. Estimated useful lives of the assets used in the computation of depreciation are three to five years.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The impairment review performed for fiscal year 2003 indicated no impairment of long-lived assets.

REVENUE RECOGNITION

The Company recognizes revenue when the freight is tendered to the carrier at origin and the Company records the concurrent liability to the carrier and any other expenses related to the shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has adopted the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS No. 142, the Company tests goodwill for impairment on an annual basis. The Company has elected to perform its annual impairment review during the fourth quarter each year.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on a Black-Scholes option-pricing model.

PAYROLL LIABILITIES

The Company is delinquent in payment of certain of its payroll tax liabilities. Additionally, the Company has not withheld FICA, Medicare or withholding taxes on certain cash payments and stock compensation, including stock options. The Company has accrued an estimated liability for both the employer and employee portion of FICA and Medicare tax. This estimated liability is $203,300 and $68,860 for 2003 and 2002, respectively, for an aggregate accrual of $272,160 at December 31, 2003.

IMPACT FROM RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recent accounting pronouncements will have a significant effect on the Company's consolidated financial statements or disclosures. See "Recent Accounting Pronouncements" in Note 1 to the financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 28, 2003, the accounting firm of James C. Marshall, CPA, P.C. ("Marshall"), was dismissed by the Company. The only modification of opinion received by the Company from Marshall regarded its uncertainty as to our ability to continue in business. The board of directors approved this change of accountants. There have been no disagreements with Marshall regarding accounting principles or practices, financial statement disclosure or auditing scope or procedure neither during the years ending December 31, 2001 or 2002, nor through the date hereof.

On August 28, 2003, the firm of Weinberg & Co., P.A. ("Weinberg"), was retained by the Company to act as its auditor. Weinberg will perform all audits of financial statements for the Company from this point forward. During the years ended December 31, 2001 and 2002 and through the date hereof, the Company did not consult Weinberg with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

OrderPro's Chief Executive Officer, after evaluating the effectiveness of OrderPro's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003, (the "Evaluation Date"), has concluded that, as of the Evaluation Date, OrderPro's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to OrderPro that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.

FINANCIAL REPORTING PROCEDURES AND OPERATING PROCEDURE

During the first quarter of 2004, OrderPro initiated an overall assessment of the effectiveness of internal control over financial reporting and general operations. As a result of the assessment, the following actions are planned by our Board of Directors to strengthen OrderPro's financial reporting processes and operating procedure:

         o Adoption of a policy relating to the pre-approval of related party transactions and parameters of related party transactions.

         o Amend the by-laws to require unanimous board approval for stock issuances, expenditures or commitments greater than $10,000, and material contracts.

         o        Adopt an Insider Trading Policy.

         o Adopt guidelines for identifying and evaluating nominees for directorships.

         o Adopt guidelines relating to audit oversight until the Company has independent directors and an audit committee is established.

BOARD NOMINATIONS

A nominating committee has not been established due to the small size of the Company and its board. Until a nominating committee is established the nominating decisions are made by board of directors. The board will actively seek independent directors and will review and evaluate stockholder recommendations for nominees along with other candidates with the same criteria. The board seeks candidates with mature business judgment, financial acumen and may also seek specific industry or technical skills that can complement those held by management. The board also requires high ethical standards and successful experience with public and growth companies. The board will consider written nominee recommendations by a stockholder who has owned at least 2% of OrderPro's common stock for one year.

STOCKHOLDER COMMUNICATIONS

Stockholders may communicate with directors located at 7400 North Oracle Road, Suite 162, Tucson, AZ 85704 by sending a written communication to the attention of the Secretary of the Company at the Company's executive offices. All communication will be forwarded directly to the intended recipients.

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding OrderPro. In addition, the Company provides easy access to these reports free of charge via the Company's internet website, www.orderprologistics.com. Information on our website is not part of this report.

During the past year no stockholder, or group of stockholders, who beneficially owns more than five percent of the company's voting stock for at least one year, recommended an individual for nomination to the board of directors and no third party assisted in identifying or evaluating nominees in exchange for a fee.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's bylaws call for election of directors by the shareholders, although the board of directors has authority to fill any vacancy on the board, and directors continue in office until resignation or removal. Officers serve at the will of the board. OrderPro may indemnify directors and officers against damages which qualify, in the opinion of the disinterested members of the board, for indemnification under Nevada law and OrderPro's bylaws. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted to directors, officers or persons controlling OrderPro pursuant to Nevada law and its bylaws, OrderPro has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the laws and is therefore unenforceable.


              Name                      Age                    Office                     Since
----------------------------------  ------------ ------------------------------------  -------------
Jeffrey M. Smuda                        45       President and CEO                             2004
Joel Windorski                          57       Director of Business Development              2004
Patricia Green                          59       Director of Support Services                  2004
Robert Best                             68       Director                                      2002

All of the above individuals are members of the board of directors.


MANAGEMENT BIOGRAPHIES

Mr. Richard L. Windorski is the Former Chairman of the Board and Former Chief Executive Officer. It was mutually agreed that it was in the best interests of all parties that Mr. Windorski resign his positions, and he did so in May 2004.

Mr. Jeffrey M. Smuda is President and Chief Executive Officer. He has more than 25 years experience managing the supply chain from material requisition through customer shipment. He is a procurement specialist accomplished in the disciplines of materials management, inventory management, systems development and process improvements. He has held senior management positions in the domestic and international supply chain sectors, including retail, industrial distribution, manufacturing, design-build custom engineering and mail order. Mr. Smuda has developed two Free Trade Zones and numerous Bonded warehouses throughout North America to facilitate time efficiencies and product cost reductions in managing a global supply chain.

Mr. Joel Windorski has been involved with the Company since December 2002, initially as a consultant and officially as an employee in the 4th quarter of 2003 as Director of Business Development. Mr. Windorski is a Director of the Company and actively participates on the Board of Directors. He supports the Company in a multitude of facets, most notably researching and evaluating potential acquisitions, analyzing market information and trends pertaining to public companies and/or relevant industries, advising management regarding matters of outstanding company stock and investment strategies and evaluating subsidiary operations of the Company.

Mr. Robert Scherne is a consultant performing certain services commonly performed by the Chief Financial Officer. Mr. Scherne is not an officer or director of the Company or any subsidiary. Mr. Scherne, a CPA, has been practicing accounting for over 25 years. Prior to forming his own practice in 2003, Mr. Scherne was an audit partner in the New York based firm Merdinger, Fruchter Rosen and Company. He worked primarily with companies registered with the Securities and Exchange Commission ("SEC"). His SEC experience includes initial public offerings, subsequent capital raising registrations and ongoing SEC reporting. Mr. Scherne's firm, Robert C. Scherne, CPA, PC, specializes in consulting with smaller public companies to facilitate compliance with SEC reporting obligations. Mr. Scherne is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

AUDIT COMMITTEE

OrderPro does not have an audit committee, and accordingly does not have an audit committee financial expert. Currently OrderPro has four members of the Board of Directors, none of whom are independent. The Board of Directors has adopted guidelines relating to the oversight of the audit of OrderPro's consolidated financial statements which are expected to be incorporated into an audit committee charter after an audit committee charter is established. In that regard, the Board of Directors plan to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members elected or will establish an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, officers, and beneficial owners of more than ten percent of OrderPro's common stock are required to file reports of ownership as required by
Section 16(a) of the Exchange Act. Copies of these reports are to be filed with the Company.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct. Our Code defines the standard of conduct expected by our officers, directors and employees. The Code is posted on our website.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid during the past two years to OrderPro's chief executive officer and the two additional highest paid named executive officers whose remuneration exceeded $100,000 per year.


                                               Annual Compensation                             Long Term Compensation Awards
                              -------------------------------------------------------------    ------------------------------------
                                                                                                 Restricted   Securities Underlying
Name & Position                  Year          Salary        Bonus       Other Compensation     Stock Awards        Options/SAR
---------------                  ----          ------        -----       ------------------     ------------        -----------

Richard Windorski                    2003          21,000                                  (1)      1,166,167
Chief Executive Officer              2002               -                                  (2)      1,337,200

Jeffrey Smuda                        2003          48,550                                  (3)        400,000
Chief Operating Officer              2002          N/A

Patricia Green                       2003          42,446                                  (4)        273,000
Chief Financial Officer              2002               -                                  (5)         60,000


1) 9,633,333 shares of common stock valued at $1,121,167 plus 1,500,000 stock options with an intrinsic value of $45,000. Fair value was determined based on market price on date of issue.

2) 4,556,667 shares of common stock valued at $1,337,200. Fair value was determined based on market price on date of issue.

3) 2,000,000 shares of common stock valued at $400,000. Fair value was determined based on market price on date of issue.

4) 1,800,000 shares of common stock valued at $273,000. Fair value was determined based on market price on date of issue.

5) 200,000 shares of common stock valued at $60,000. Fair value was determined based on market price on date of issue.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

For the year 2003, Mr. Richard Windorski, former CEO and a major stockholder, was employed pursuant to a two year employment agreement effective May 25, 2002. The agreement called for a base salary of not less than $195,000, subject to review for salary increases on an annual basis. The agreement also provided for the grant of 500,000 stock purchase options to be executed after six months. The employment agreement with Mr. Windorski was terminated by mutual consent in May, 2004 and Mr. Windorski resigned his positions as CEO and Chairman of the Board of Directors at that time.

Mr. Jeffrey Smuda is employed as President and CEO pursuant to an employment contract commencing May 29, 2004 and expiring May 30, 2007. Terms call for an annual salary of not less than $91,208, subject to review for salary increases on an annual basis, plus an option to acquire 400,000 shares of common stock, 200,000 shares after one year and 200,000 shares after two years.

Mr. Joel Windorski is employed as Director of Business Development pursuant to an employment contract commencing May 29, 2004 and expiring May 30, 2007. Terms call for an annual salary of not less than $57,200, subject to review for salary increases on an annual basis, plus an option to acquire 200,000 shares of common stock, 100,000 shares after one year and 100,000 shares after two years.

Ms. Patricia Green is employed as Director of Support Services pursuant to an employment contract commencing May 29, 2004 and expiring May 30, 2007. Terms call for an annual salary of not less than $66,650, subject to review for salary increases on an annual basis, plus an option to acquire 200,000 shares of common stock, 100,000 shares after one year and 100,000 shares after two years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the knowledge of the Company, based solely upon records available to it, certain information as of May 24, 2004 regarding the beneficial ownership of the Company's shares of common stock by

         o each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,
         o        by each current director,
         o        by each named executive officer, and
         o        by all current executive officers and directors as a group:

         by all current executive officers and directors of the group:

Name and Address                        Number of             Approximate
of Beneficial Owner                      Shares            Percent of Class
----------------------------------  -----------------  -------------------------

Richard Windorski                         24,876,667                 21.4%  (1)
10665 N. Rocky Slope Pl.
Oro Valley, AZ 85737

Soma Intertrans Research, LLC              8,200,000                  7.1%
3706 Sheridan Avenue North
Minneapolis, MN 55412

Jeffrey Smuda                              6,000,000                  5.2%
10333 North Oracle Road
Tucson, AZ 85737

Joel Windorski                             5,424,000                  4.7%
9000 N. Placita Verde
Tucson, AZ 85737

Patricia Green                             2,500,000                  2.1%
P.O. Box 28
Oracle, AZ 85623

Robert Best                                  166,667                  0.1%
2610 Bordeaux Drive
Rockford, IL 61114

Officers and Directors as a               14,024,000                 12.1%
Group (4 persons)

(1) Mr. Windorski is the beneficial owner of a company known as OP Logistics, L.P., that is the registered owner of certain of the shares indicated

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2003 and 2002, OrderPro engaged in the following transactions with its directors, officers and principal stockholders:

During 2002 and 2003, certain cash transactions of the Company were maintained in a personal checking account of a major shareholder and former CEO of the Company, Mr. Richard Windorski. Mr. Windorski received funds into this account from the sale of convertible debentures, from the sale of common stock and from the exercise of options. Mr. Windorski transfered funds into the checking accounts of the Company, as needed, or would pay certain expenses of the Company with these funds. However, this account was not limited to funds belonging to the Company. Personal transactions and funds were also recorded in this personal bank account. The Company has charged unsubstantiated payments, originally attributed to Company expenses, to a receivable from Mr. Windorski. Mr. Windorski has indicated that the main purpose of the maintenance of funds in the separate personal account was to protect the funds from possible attachment by creditors of the Company, primarily the Internal Revenue Service for unpaid payroll taxes.

Additionally, subsequent to December 31, 2003, the Company entered into a promissory note with a third party. Upon receipt of funds from this note, Mr. Windorski caused the Company to transfer $500,000 to the above mentioned personal account, ostensibly to repay amounts owed to him for alleged advances, loans and unpaid (although unaccrued) compensation. This transfer exceeded any balance due to Mr. Windorski that had been recorded in the consolidated financial statements. This transfer may potentially be in violation of the Sarbanes-Oxley Act and other applicable laws. The Company requested repayment of the funds and Mr. Windorski has been transferring funds back to the Company; however all funds have not yet been repaid.

During 2003, Mr. Richard Windorski, former CEO and a major stockholder, was employed pursuant to a two year employment agreement effective May 25, 2002. The agreement called for a base salary of not less than $195,000, subject to review for salary increases on an annual basis. The agreement also provided for the grant of 500,000 stock purchase options to be executed after six months. During 2003, Mr. Windorski received cash compensation of $21,000. Additionally, Mr. Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was also issued 9,633,333 shares of common stock, with a fair value at the date of issuance of $1,121,167 (1,300,000 of which were to be issued as of November, 2002, with a value of $143,000). Additionally, Mr. Windorski was granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.08, which was less than the fair market value per share on the date of grant. The option plan pursuant to which the options were granted states that the option price for any option granted to a more than 10% shareholder shall not be less than 110% of the fair market value per share on the date of grant. The effect of this departure from the provisions of the Plan is unknown.

Subsequent to December 31, 2003 Mr. Windorski was issued a total of 9,000,000 shares of common stock, 1,000,000 of which were issued pursuant to stock options. The company is unaware of any consideration received for the exercise of these options.

During 2003, Lynn Windorski, Mr. Windorski's daughter, was employed with no formal employment agreement executed. During 2003, Ms. Windorski received cash compensation of $44,339. Additionally, Ms. Windorski was issued 975,000 shares of common stock, with a fair value at the date of issuance of $182,500.

During 2003, Lori Cochran, Mr. Windorski's daughter, was employed with no formal employment agreement executed. During 2003, Ms. Cochran received cash compensation of $26,451. Additionally, Ms. Cochran was issued 875,000 shares of common stock, with a fair value at the date of issuance of $169,000.

During 2003, Sarah Procter, Mr. Windorski's daughter, was employed pursuant to a consulting agreement. During 2003, Ms. Procter received cash compensation of $6,300. Additionally, Ms. Proctor was issued 1,428,571 shares of common stock, with a fair value at the date of issuance of $142,857, pursuant to the consulting agreement. Also, the Company issued to Ms. Procter 375,000 shares of common stock, with a fair value at the date of issuance of $75,000. These additional shares were not issued pursuant to an employment agreement or consulting agreement.

During 2003 and 2002, Jean Windorski, Mr. Windorski's wife, was not employed by the Company; however the Company issued to Jean Windorski 250,000 shares of common stock, with a fair value at the date of issuance of $47,500. These shares were to be issued as of November, 2002, but were issued in 2003.

During 2002, Mr. Richard Windorski was employed pursuant to a two year employment agreement effective May 25, 2002. The agreement calls for a base salary of $16,250 per month ($195,000 on an annual basis). The agreement also provides for the grant of 500,000 stock purchase options at an exercise price of $0.32 exercisable November 25, 2002. During 2002, Mr. Windorski received no cash compensation. Mr. Windorski (or OP Logistics LP, a company owned by Mr. Windorski) was issued 4,556,667 shares of common stock during 2002, with a fair value at the date of issuance of $1,337,200. The options were never issued or exercised, as stated by Mr. Windorski. As stated above, an additional 1,300,000 shares, with a value of $143,000, were to be issued as of November, 2002 but were actually issued in February, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K.

OrderPro did not file any reports on Form 8-K during the last quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The fees billed by the former accountant were $51,500 and $9,000 in 2002 and 2003, respectively. The fees billed by Weinberg & Company in 2003 were approximately $300,000 which also include the reaudit of 2002.

AUDIT RELATED FEES

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2003 and 2002 for any assurance and related services.

TAX FEES

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2003 and 2002.

OTHER FEES

Our accountants did not bill us for any services or products other than as reported above in this Item 14 during fiscal years ended December 31, 2003 and 2002 respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORDERPRO LOGISTICS, INC.
(Registrant)

BY: /s/ Jeffrey M. Smuda
    Jeffrey M. Smuda
    Chief Executive Officer

Date:  June 10, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Joel Windorski
     Joel Windorski
     Director

Date:  June 10, 2004

By: /s/ Patricia Green_
    Patricia Green
    Director

Date:  June 10, 2004

By:  /s/ Robert Best___
     Robert Best
     Director

Date:  June 10, 2004

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
OrderPro Logistics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of OrderPro Logistics, Inc. and Subsidiary (collectively, the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of OrderPro Logistics, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has a net loss of $5,678,512, a negative cash flow from operations of $778,664, a working capital deficiency of $1,630,541 and a stockholders' deficiency of $667,743. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 9, 2004, except for Note 15 as to which the date is June 10, 2004

                           ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2003 AND 2002

                                                                   2003             2002
                                                              -------------     -------------
                                                                                (As Restated)
ASSETS

Current assets:
     Cash and cash equivalents                                $     10,974      $        317
     Restricted cash                                                60,015                --
     Accounts receivable, net of allowance of $14,208               92,153                --
     Prepaid expenses                                                3,992                --
     Due from stockholder and former officer                       217,281           100,949
     Other assets                                                    4,779                --
                                                              -------------     -------------
Total current assets                                               389,194           101,266

Property and equipment, net                                        186,993             9,368

Goodwill                                                           762,213                --

Deposits                                                            13,592                --
                                                              -------------     -------------

TOTAL ASSETS                                                  $  1,351,992      $    110,634
                                                              =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Cash overdraft                                           $     52,111      $         --
     Accounts payable                                              828,332           637,899
     Accrued interest payable                                       45,030            29,410
     Payroll liabilities                                           570,306           209,620
     Notes payable                                                 130,548                --
     Convertible notes payable                                     109,425           355,425
     Payable for acquisitions                                      241,247            15,000
     Due to stockholder                                             14,500                --
     Other liabilities                                              28,236                --
                                                              -------------     -------------

Total liabilities                                                2,019,735         1,247,354
                                                              -------------     -------------

Commitments and contingencies

Stockholders' deficiency
     Preferred stock, par value $0.0001; 10,000,000 shares
       authorized, no shares issued and outstanding                     --                --
     Common stock, $0.0001 par value; 250,000,000
       shares authorized, 65,071,056 and 14,188,500
       shares issued and outstanding, respectively                   6,507             1,419
     Common stock to be issued, 3,600,000 and
       3,800,000 shares, respectively                                  360               380
     Additional paid-in capital                                 10,632,816         3,519,395
     Stock to be cancelled                                         (34,468)               --
     Accumulated deficit                                       (10,279,291)       (4,600,779)
     Deferred equity based expense                                (993,667)          (57,135)
                                                              -------------     -------------

Total stockholders' deficiency                                    (667,743)       (1,136,720)
                                                              -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $  1,351,992      $    110,634
                                                              =============     =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                           F-1

                         ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                2003              2002
                                                           -------------     -------------
                                                                             (As Restated)
Net revenues                                               $    959,410      $     35,111

Cost of revenues                                                760,997            59,618
                                                           -------------     -------------

Gross profit (loss)                                             198,413           (24,507)
                                                           -------------     -------------

Operating expenses:
      Compensation and related costs                          4,787,610         2,398,708
      Professional fees                                         224,442           301,444
      Software expense                                          100,364            67,343
      Other selling, general and adminstrative                  387,630           130,810
                                                           -------------     -------------

Total operating expenses                                      5,500,046         2,898,305
                                                           -------------     -------------

Loss from operations                                         (5,301,633)       (2,922,812)
                                                           -------------     -------------

Other (expense)
      Interest                                                 (112,471)         (119,091)
      Failed acquisition                                        (66,551)         (265,000)
      Beneficial conversion                                    (197,857)           (2,803)
                                                           -------------     -------------

Total other (expense)                                          (376,879)         (386,894)
                                                           -------------     -------------

Loss before provision for income taxes                       (5,678,512)       (3,309,706)

Provision for income taxes                                           --                --
                                                           -------------     -------------

Net loss                                                   $ (5,678,512)     $ (3,309,706)
                                                           =============     =============

Loss per share, basic and diluted                          $      (0.15)     $      (0.36)
                                                           =============     =============

Weighted average shares outstanding, basic and diluted       36,683,078         9,081,104
                                                           =============     =============

 The accompanying notes are an integral part of these consolidated financial statements.


                                              ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                          FOR THE TWO YEAR PERIOD ENDED DECEMBER 31, 2003

                                                    Common Stock
                               Common Stock         to be Issued                   Common                    Deferred
                            ------------------- -------------------   Additional    Stock                     Equity
                                          Par                 Par     Paid - In     To Be     Accumulated     Based
                               Shares    Value     Shares    Value     Capital    Cancelled     Deficit       Expense      Total
                            ----------- ------- -----------  ------  ------------ ---------  -------------  ----------  ------------
Balance, December 31,
  2001 - as restated         4,900,000  $  490          --   $  --   $   411,056  $     --   $ (1,291,073)  $      --   $  (879,527)


Shares issued for
  debenture conversions      1,950,166     195          --      --       484,855        --             --          --       485,050

Shares issued for
  services                   7,338,334     734   2,200,000     220     2,485,546        --             --     (30,938)    2,455,562

Shares to be issued to
  settle debt                       --      --   1,600,000     160        79,840        --             --          --        80,000

Debenture interest
  waived upon
  conversion                        --      --          --      --        29,098        --             --          --        29,098

Beneficial conversion
  feature of debentures             --      --          --      --        29,000        --             --     (26,197)        2,803

Net loss                            --      --          --      --            --        --     (3,309,706)         --    (3,309,706)
                            ----------- ------- -----------  ------  ------------ ---------  -------------  ----------  ------------

Balance, December 31,
  2002 - as restated        14,188,500   1,419   3,800,000     380     3,519,395        --     (4,600,779)    (57,135)   (1,136,720)

Deferred equity based
  Expense amortized                 --      --          --      --            --        --             --      57,135        57,135

Shares physically
  issued                     3,800,000     380  (3,800,000)   (380)           --        --             --          --            --

Shares issued for
  debenture conversions      5,970,000     597          --      --       432,903        --             --          --       433,500

Shares issued for
  services and payable      30,153,856   3,015   3,600,000     360     4,384,116        --             --    (993,667)    4,387,491

Shares issued for cash       9,355,062     936          --      --       781,069        --             --          --       782,005

Shares issued for
  acquisition                1,603,638     160          --      --       400,750        --             --          --       400,910

Beneficial conversion
  feature of debentures             --      --          --      --       173,660        --             --          --       173,660

Debenture interest
  waived upon
  conversion                        --      --          --      --        24,905        --             --          --        24,905

Transfer of shares by
  officer                           --      --          --      --         7,990        --             --          --         7,990

Options compensation
  expense                           --      --          --      --       908,028        --             --          --       908,028

Common stock to be
  cancelled                         --      --          --      --            --   (34,468)            --          --       (34,468)

Net loss                            --      --          --      --            --        --     (5,678,512)         --    (5,678,512)
                            ----------- ------- -----------  ------  ------------ ---------  -------------  ----------  ------------

Balance, December 31,
  2003                      65,071,056  $6,507   3,600,000   $ 360   $10,632,816  $(34,468)  $(10,279,291)  $(993,667)  $  (667,743)
                            =========== ======= ===========  ======  ============ =========  =============  ==========  ============

                      The accompanying notes are an integral part of these consolidated financial statements.


                    ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      2003              2002
                                                 -------------     -------------
                                                                   (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (5,678,512)     $ (3,309,706)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation                                       14,939             6,419
    Provision for doubtful accounts                    14,208                --
    Stock issued for services                       4,363,991         2,486,500
    Equity based expense                              143,580            18,963
    Debentures issued for failed acquisition
      and charged to expense                               --           211,000
Changes in operating assets and liabilities,
 net of the effects of acquisitions:
(Increase) decrease in:
  Restricted cash                                      22,404                --
  Accounts receivable                                 (88,276)           10,282
  Prepaid expenses                                     (3,992)               --
  Other assets                                          4,708                --
Increase (decrease) in:
  Accounts payable and accrued expenses               428,286           228,420
                                                 -------------     -------------

Net cash used in operating activities                (778,664)         (348,122)
                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash overdraft from acquisition                        (9,822)               --
Deposits                                               (6,092)               --
Cash paid for acquisitions                            (55,000)               --
Property and equipment acquired                       (30,365)               --
                                                 -------------     -------------

Net cash used in investing activities                (101,279)               --
                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) on cash overdraft                  52,111           (15,393)
Proceeds from notes payable                           189,825           155,800
Repayments of notes payable                           (13,509)               --
(Repayments to) advances from stockholder
  and former officer, net                            (119,832)          202,458
Stock issued for cash                                 782,005                --
                                                 -------------     -------------

Net cash provided by financing activities             890,600           342,865
                                                 -------------     -------------

Net increase (decrease) in cash                        10,657            (5,257)

Cash, beginning of year                                   317             5,574
                                                 -------------     -------------

Cash, end of year                                $     10,974      $        317
                                                 =============     =============

Cash paid for:
  Interest                                       $     20,702      $     23,458
  Income taxes                                             --                --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

1. SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS

OrderPro Logistics, Inc. ("OrderPro") is a customer-oriented provider of innovative and cost-effective logistics solutions. With expertise in multi-modal transportation management, OrderPro provides complete supply chain management, including transportation services, freight brokerage, on-site logistics management, packaging assessment, process improvement consulting, claims management, private fleet management and procurement management.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for 2003 include the accounts of OrderPro Logistics, Inc. and its subsidiary, JBP Express, Inc. (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The financial statements for 2002 include the accounts of OrderPro Logistics, Inc.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of two to five years. Expenditures for maintenance and repairs that do not extend the useful life of the asset are charged to expense as incurred. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended December 31, 2003 and 2002.

REVENUE RECOGNITION

The Company recognizes revenue when the freight is tendered to the carrier at origin and the Company records the concurrent liability to the carrier and any other expenses related to the shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services. For installation services, the Company recognizes revenue when the installation is complete.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has adopted the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS No. 142, the Company tests goodwill for impairment on an annual basis. The Company has elected to perform its annual impairment review during the fourth quarter each year following the year of acquisition.

ADVERTISING

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2003 and 2002 to be capitalized and deferred to future periods. Expenditures for advertising in 2003 and 2002 were immaterial.

RESEARCH AND DEVELOPMENT COSTS

Expenditures relating to the development of new software products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $100,364 and $67,343 for the years ended December 31, 2003 and 2002, respectively. These costs were related to internally developed software.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on the Black-Scholes option-pricing model. The Company has recorded an expense of $70,000, representing the intrinsic value of options granted to employees on the date of grant. If the Company had applied the provisions of SFAS 123 to all options granted, net loss for 2003 would increase by $53,161 to $(5,731,673) and loss per share would remain at $(0.15).

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings Per Share" requires presentation of basic (loss) or earnings per share ("Basic EPS") and diluted (loss) or earnings per share ("Diluted EPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. During the periods presented, the Company had no potentially dilutive securities outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, trade accounts receivable and other assets; non-derivative liabilities include cash overdraft, short-term debt, trade accounts payable, accrued expenses, and other liabilities). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the consolidated financial statements.

INCOME TAXES

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are generally determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. The Company has provided a full valuation allowance for its deferred tax asset because its realization is not considered more-likely-than-not.

SEGMENT ACCOUNTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the consolidated financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. The Company does not operate in more than one segment.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, (as revised in December 2003) FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The implementation of the provisions of these recent accounting pronouncements is not expected to have a significant effect on the Company's consolidated financial statements presentation or disclosure.

2. RESTATEMENT.

The accompanying 2002 financial statements have been reaudited and restated to reclassify and expense the erroneous capitalization of internally developed software and to reverse the related amortization, to correct the valuation and presentation of stock issued for services, to record a beneficial conversion feature related to convertible debentures, and to remove customer lists and internally developed software received from the Company's then CEO and majority stockholder and the related liability to the stockholder.

The correction related to the software results from the reclassification to expense of items which were improperly capitalized. Additionally, amortization was improperly recorded; the software project was not substantially completed and costs should not have been amortized until the project was substantially completed and ready for its intended use. Software costs have been expensed as incurred as research and development in the accompanying financial statements.

The 2002 financial statements have also been restated to record the rescission of the acquisition of Great Plains Transportation, Inc., which had been recorded as of November 15, 2002. The Company did not take effective control and possession of the assets and operations to be acquired. The cash transactions were maintained in a bank account over which the Company had no signature or authority and daily transactions and operations were initiated by an employee carried over from the previous ownership. The previous owner contributed significant amounts of cash to maintain operations of the acquired assets. Costs related to this failed acquisition have been expensed; these costs were $66,551 and $265,000 in 2003 and 2002, respectively. There is a balance due of $15,000 at December 31, 2003.

As a result of the reaudit and restatement of the 2002 financial statements, certain adjustments were required to be made to the opening balance sheet (December 31, 2001), which include the recording of additional payables and the write off of certain assets.

The reaudit has resulted in the following changes to previously reported financial statements:

Balance Sheet at December 31, 2001:

                                          As Previously
                                              Filed               Adjustments           As Restated
                                       --------------------  ----------------------  -------------------
Cash and current assets                $            15,857                       -   $           15,857
Due from officer                                                           303,407              303,407
Property and equipment                              15,787                       -               15,787
Software                                           291,494                (291,494)                   -
Customer list                                      299,064                (299,064)                   -
Deposit                                            150,000                (150,000)                   -
                                       --------------------                          -------------------

Total assets                           $           772,202                           $          335,051
                                       ====================                          ===================

Cash overdraft                         $            15,393                       -             $ 15,393
Accounts payable                                   215,410                 258,734              474,144
Accrued liabilities                                189,362                       -              189,362
Notes payable                                       62,000                       -               62,000
Due to officer                                      99,017                 (99,017)                   -
Debentures payable                                 626,675                (153,000)             473,675
Common stock                                           494                      (4)                 490
Additional paid-in capital                         411,055                       4              411,059
Accumulated deficit                               (847,204)               (443,868)          (1,291,072)
                                       --------------------                          -------------------

Total liabilities and equity           $           772,202                           $          335,051
                                       ====================                          ===================

                                                     F-8






Balance Sheet at December 31, 2002:

                                          As Previously
                                              Filed               Adjustments           As Restated
                                       --------------------  ----------------------  -------------------
Cash and current assets                $            27,165                 (26,848)               $ 317
Due from officer                                         -                 100,949              100,949
Property and equipment                              34,668                 (25,300)               9,368
Software                                           292,544                (292,544)                   -
Customer list                                      179,438                (179,438)                   -
Goodwill                                           236,187                (236,187)                   -
                                       --------------------                          -------------------

Total assets                           $           770,002                                    $ 110,634
                                       ====================                          ===================

Cash overdraft                                    $ 50,334                 (50,334)  $                -
Accounts payable                                   183,481                 454,418              637,899
Accrued liabilities                                165,721                  88,309              254,030
Notes payable                                       15,000                 (15,000)                   -
Due to officer                                     400,915                (400,915)                   -
Debentures payable                                 358,775                  (3,350)             355,425
Common stock                                         1,598                     201                1,799
Additional paid-in capital                       4,132,171                (612,776)           3,519,395
Deferred equity expense                                  -                 (57,135)             (57,135)
Accumulated deficit                             (4,537,993)                (62,786)          (4,600,779)
                                       --------------------                          -------------------

Total liabilities and equity           $           770,002                           $          110,634
                                       ====================                          ===================

Statement of Operations, Year
ended December 31,2002

Revenue                                $            99,151                 (64,040)  $           35,111
Cost of sales                                      907,641                (848,023)              59,618
                                       --------------------                          -------------------

Gross loss                                        (808,490)                                     (24,507)

Expenses                                         2,882,299                 402,900            3,285,199
                                       --------------------                          -------------------

Net loss                               $        (3,690,789)                          $       (3,309,706)
                                       ====================                          ===================

3. ACQUISITIONS:

During the year ended December 31, 2003, the Company made the following acquisitions:

         o On February 21, 2003, the Company acquired certain assets of TransMex USA, Inc. The purchase price was $75,000 in cash. The Company also assumed a liability of $30,000. There is a balance due to the seller of $75,000 at December 31, 2003 and this amount is currently in default.
         o On October 1, 2003, the Company acquired certain assets of All American Assemblies, Inc. The purchase price was $225,000 in cash. There is a balance due to the seller of $136,247 at December 31, 2003 and this amount is currently in default.
         o On October 15, 2003, the Company acquired 100% of the outstanding stock of JBP Express, Inc. The adjusted purchase price was $437,910. This amount was paid in part through the issuance of 1,603,638 shares of common stock, valued at $400,910. Cash payments of $22,000 have also been made. There is a balance due to the seller of $15,000 at December 31, 2003.

All of the above acquisitions have been accounted for as purchases. The purchase price and allocation of purchase price for the above acquisitions are as follows:

                                             All American
                               TransMex       Assemblies      JBP Express
                             --------------  --------------  ---------------

Purchase price               $     105,000   $     225,000   $      437,910
                             ==============  ==============  ===============

Current assets               $           -   $           -   $      107,669
Property and equipment                   -          65,000           82,200
Current liabilities                      -               -         (249,171)
Goodwill                           105,000         160,000          497,212
                             --------------  --------------  ---------------

Total                        $     105,000   $     225,000   $      437,910
                             ==============  ==============  ===============

The following table represents unaudited pro forma results of operations for the years ended December 31, 2003 and 2002, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown.

                                                    2003                 2002
                                                    ----                 ----
Revenue                                         $ 3,137,690         $ 3,493,562
Net loss                                         (5,714,212)         (3,478,306)
Loss per share                                        (0.15)              (0.33)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2002:

                                                     2003             2002
                                               -----------------  --------------
Transportation equipment                       $        176,231   $           -
Computer equipment                                       13,772          13,772
Furniture, fixtures and office equipment                 27,001          11,299
                                               -----------------  --------------
                                                        217,004          25,071
Less: Accumulated depreciation                          (30,011)        (15,703)
                                               -----------------  --------------
                                               $        186,993   $       9,368
                                               =================  ==============

Depreciation expense was $14,939 and $6,419 for the years ended December 31, 2003 and 2002, respectively.

5. CONVERTIBLE NOTES PAYABLE

During 2003 and 2002, the Company issued $189,025 and $366,800, respectively, of its 10% one-year convertible debentures. The debentures are convertible into common stock at prices ranging from $0.05 to $0.30 per share. During 2003, $433,500 of debentures were converted into 5,970,000 shares of common stock. During 2002, $485,050 of debentures were converted into 1,950,166 shares of common stock.

At December 31, 2003 and 2002, there were outstanding $109,425 and $355,425, respectively, of convertible debentures. As of December 31, 2003, $94,425 was past due and the remaining $15,000 became past due in 2004.

Because certain of the debentures were convertible at a price below fair market value, the Company has recognized a beneficial conversion feature of $173,660 and $29,000 during 2003 and 2002, respectively, of which expense of $197,857 and $2,803 was recognized during the years ended December 31, 2003 and 2002, respectively, and the balance has been deferred and recorded as a component of stockholders' deficiency..

6. INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2003 and 2002 was as follows:

                                                       2003                    2002
                                                -------------------     -------------------
               Current:
                    Federal                     $       -               $       -
                    State                               -                       -

               Deferred:
                    Federal and State                   -                       -
                    Foreign                             -                       -
                                                -------------------     -------------------
               Income tax expense (benefit)     $       -               $       -
                                                ===================     ===================

Reconciliation of the effective income tax rate to the U. S. statutory rate:

                                                            2003                  2002
                                                       ---------------       ---------------
               Tax expense at the U.S. statutory
                    income tax rate                        (34.0)  %             (34.0)  %
               Increase in the valuation allowance          34.0                  34.0
                                                       ---------------       ---------------
               Effective income tax rate                      -    %                -    %
                                                       ===============       ===============

The Company has available net operating loss carryforwards of approximately $3,254,000 to offset future taxable income. There may be significant limitations on the future utilization of net operating loss carryforward due to ownership changes in the Company. The net operating loss carry forwards expire 2021 through 2023.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2003 and 2002 are as follows:

                                                        2003                 2002
                                                  --------------        -------------
       Deferred tax assets:

            Net operating loss carryforwards      $   1,106,000         $    712,000
            Less valuation allowances                (1,106,000)            (712,000)
                                                  --------------        -------------

       Net deferred tax assets                    $      -              $          -
                                                  ==============        =============

7. STOCKHOLDERS' DEFICIENCY

Preferred Stock:

The Company has 10,000,000 shares of Preferred Stock, $0.0001 par value, authorized for issuance. As of December 31, 2003, no preferred stock was issued (see Notes 11 and 15.)

Common Stock:

During the year ended December 31, 2003 the Company had the following common stock transactions:

         o 5,970,000 shares of common stock were issued upon conversion of $433,500 of the Company's 10% convertible debentures.
         o        23,762,189 shares of common stock were issued for services.
                  Additionally, 3,600,000 shares of common stock were committed to be issued for services, and were issued in early 2004. The aggregate value of these 27,362,189 shares was $3,877,991, of which $991,667 was deferred at December 31, 2003.
         o 2,321,410 shares of common stock were issued for cash proceeds of $187,000.
         o 7,033,652 shares of common stock were issued upon exercise of stock options, for cash proceeds of $595,005.
         o 6,000,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $486,000.
         o 1,603,638 shares of common stock, valued at $400,910, were issued as partial consideration for the acquisition of JBP Express, Inc.
         o 391,667 shares of common stock, valued at $23,500, were issued in settlement of a payable.

During the year ended December 31, 2002 the Company had the following common stock transactions:

         o 1,950,166 shares of common stock were issued upon conversion of $485,050 of the Company's 10% convertible debentures.
         o        7,338,334 shares of common stock were issued for services.
                  Additionally, 2,200,000 shares of common stock were committed to be issued for services, and were issued in early 2003. The aggregate value of these 9,538,334 shares was $2,486,500, of which $30,938 was been deferred at December 31, 2002.
         o 1,600,000 shares of common stock, valued at $80,000, were committed to be issued in partial settlement of a debt. These shares were issued in early 2003.

The Company and the Board of Directors are reviewing all issuances of shares and options to determine the appropriateness of the transactions. The Company will consider all of its options upon completion of its review.

8. STOCK OPTION PLAN

During 2003, the Company instituted the 2003 Incentive and Nonstatutory Stock Option Plan (the "Plan"). Pursuant to the Plan, stock options may be granted to employees, directors or consultants of the Company. Options shall be exercisable over a period of no longer than ten years. The total number of shares of stock which may be purchased through exercise of options granted under the Plan shall not exceed 10,000,000 shares.

Through December 31, 2003, 13,033,652 stock options were granted and exercised. The fair value of the options was $961,185, as determined by the Black-Sholes option pricing model, using the following assumptions: estimated life of three months, volatility of 227%, dividend rate of 0% and risk-free interest rate of 3%. Of the total fair value of $961,185, the Company has recorded an expense of $838,024. This expense relates to options issued to non-employees. The balance of $123,161 relates to options issued to employees and, pursuant to APB 25, has not been recorded as an expense. Rather, the Company has recorded an expense of $70,000, representing the intrinsic value of the options on the date of grant. Accordingly, if the Company had applied the provisions of SFAS 123 to all options granted, net loss for 2003 would increase by $53,161 to $(5,731,673) and loss per share would remain at $(0.15).

All of the options granted during 2003 were exercised as of December 31, 2003. The Company received $595,005 cash proceeds upon exercise of 7,033,652 options. Options aggregating 6,000,000 shares were exercised through services provided valued at $486,000.

As previously stated, the maximum number of shares which may be issued pursuant to stock options exercised under the Plan is 10,000,000. However, the Company issued a total of 13,033,652 shares through December 31, 2003, and an additional 1,350,000 in 2004. The shares were all issued without restriction, although the Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) covered only 10,000,000 shares. This constitutes a violation of
Section 5 of the 1933 Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded (they are presumably in the public market), other corrective measures will be taken by the Company. These measures will include registering the shares EX POST FACT, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties. The effect of the above over issuance on the consolidated financial statements is unknown, but could be material.

In February, 2004, the Company filed an S-8 Registration Statement covering an aggregate of 13,000,000 shares of common stock (5,700,000 to be issued pursuant to stock options) under its 2004 Incentive and Non Statutory Stock Option Plan. The Company has issued 19,595,833 shares of unrestricted common stock, which exceeds the amount registered. This is in addition to the shares described in the previous paragraph. This constitutes a violation of Section 5 of the 1933 Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded (they are presumably in the public market), other corrective measures will be taken by the Company. These measures will include registering the shares EX POST FACTO, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties.

9. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2003 the Company had the following non-cash investing and financing activities:

         o        5,970,000 shares of common stock were issued upon conversion of $433,500 of the Company's convertible debentures.
         o        23,762,189 shares of common stock were issued for services.
                  Additionally, 3,600,000 shares of common stock were committed to be issued for services, and were issued in early 2004. The aggregate value of these 27,362,189 shares was $3,877,991.
         o Issued 6,000,000 shares of common stock, upon exercise of stock options, in consideration of services valued at $486,000.
         o Issued 1,603,638 shares of common stock as partial consideration for the acquisition of JBP Express, Inc.
         o Issued 391,667 shares of common stock, valued at $23,500, in settlement of a payable.
         o Recorded a beneficial conversion expense of $191,857 related to the sale of convertible debentures.
         o Recorded an expense of $908,024 related to options issued to employees and non-employees.

During the year ended December 31, 2002 the Company had the following non-cash financial activities:

         o Issued 1,950,166 shares of common stock in conversion of an aggregate of $485,050 of debentures
         o Issued 7,338,335 shares of common stock, valued at $2,192,000, in payment of services.
         o Agreed to issue 2,200,000 shares of common stock, valued at $242,000, in payment for services. These shares were issued in February, 2003.
         o Agreed to issue 1,600,000 shares of common stock to settle a payable in the amount of $80,000. These shares were issued in February, 2003.
         o Issued $211,000 of its convertible debentures as partial payment for an acquisition which ultimately failed. This amount has been charged to expense in 2002.

10. RELATED PARTY TRANSACTIONS

During 2002 and 2003, certain cash transactions of the Company were maintained in a personal checking account of a major shareholder and former CEO of the Company, Mr. Richard Windorski. Mr. Windorski received funds into this account from the sale of convertible debentures, from the sale of common stock and from the exercise of options. Mr. Windorski transferred funds into the checking accounts of the Company, as needed, or would pay certain expenses of the Company with these funds. However, this account was not limited to funds belonging to the Company. Personal transactions and funds were also recorded in this personal bank account. The Company has charged unsubstantiated payments, originally attributed to Company expenses, to a receivable from Mr. Windorski. Mr. Windorski has indicated that the main purpose of the maintenance of funds in the separate personal account was to protect the funds from possible attachment by creditors of the Company, primarily the Internal Revenue Service for unpaid payroll taxes. (See Note 13)

Additionally, subsequent to December 31, 2003, the Company entered into a promissory note with a third party (see Note 15). Upon receipt of funds from this note, Mr. Windorski caused the Company to transfer $500,000 to the above mentioned personal account, ostensibly to repay amounts owed to him for alleged advances, loans and unpaid (although unaccrued) compensation. This transfer exceeded any balance due to Mr. Windorski that had been recorded in the consolidated financial statements. This transfer may potentially be in violation of the Sarbanes-Oxley Act and other applicable laws. The Company requested repayment of the funds and Mr. Windorski has been transferring funds back to the Company; however all funds have not yet been repaid.

During 2003, Mr. Richard Windorski, former CEO and a major stockholder, was employed pursuant to a two year employment agreement effective May 25, 2002. The agreement called for a base salary of not less than $195,000, subject to review for salary increases on an annual basis. The agreement also provided for the grant of 500,000 stock purchase options to be executed after six months. During 2003, Mr. Windorski received cash compensation of $21,000. Additionally, Mr. Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was also issued 9,633,333 shares of common stock, with a fair value at the date of issuance of $1,121,167 (1,300,000 of which were to be issued as of November, 2002, with a value of $143,000, recognized in 2002). Additionally, Mr. Windorski was granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.08, which was less than the fair market value per share on the date of grant. The option plan pursuant to which the options were granted states that the option price for any option granted to a more than 10% shareholder shall not be less than 110% of the fair market value per share on the date of grant. The effect on the consolidated financial statements of this departure from the provisions of the Plan is unknown.

Subsequent to December 31, 2003 Mr. Windorski was issued a total of 9,000,000 shares of common stock, 1,000,000 of which were issued pursuant to stock options. The Company is unaware of any consideration received for the exercise of these options.

The employment agreement with Mr. Windorski was terminated by mutual consent in May 2004 and Mr. Windorski resigned his positions as CEO and Chairman of the Board of Directors at that time (see Note 15).

During 2003, Lynn Windorski, Mr. Windorski's daughter, was employed with no formal employment agreement executed. During 2003, Ms. Windorski received cash compensation of $44,339. Additionally, Ms. Windorski was issued 975,000 shares of common stock, with a fair value at the date of issuance of $182,500.

During 2003, Lori Cochran, Mr. Windorski's daughter, was employed with no formal employment agreement executed. During 2003, Ms. Cochran received cash compensation of $26,451. Additionally, Ms. Cochran was issued 875,000 shares of common stock, with a fair value at the date of issuance of $169,000.

During 2003, Sarah Procter, Mr. Windorski's daughter, was employed pursuant to a consulting agreement. During 2003, Ms. Procter received cash compensation of $6,300. Additionally, Ms. Proctor was issued 1,428,571 shares of common stock, with a fair value at the date of issuance of $142,857, pursuant to the consulting agreement. Also, the Company issued to Ms. Procter 375,000 shares of common stock, with a fair value at the date of issuance of $75,000. These additional shares were not issued pursuant to an employment agreement or consulting agreement.

During 2003 and 2002, Jean Windorski, Mr. Windorski's wife, was not employed by the Company; however the Company issued to Jean Windorski 250,000 shares of common stock, with a fair value at the date of issuance of $47,500 which was recognized in 2002. These shares were to be issued in November 2002, but were issued in 2003.

For the period November 2002 through 2003, Joel Windorski, Mr. Windorski's brother, was employed pursuant to a consulting agreement. In November 2002 Joel Windorski was to receive 300,000 shares of common stock with a fair value on the date of issuance of $33,000 ($30,938 was deferred at December 31, 2002 and recognized in 2003). These shares were issued in 2003. During 2003, he received an additional 550,000 shares of common stock with a fair value on the date of issuance of $42,500.

During 2002, Mr. Richard Windorski was employed pursuant to a two year employment agreement effective May 25, 2002. The agreement calls for a base salary of $16,250 per month ($195,000 on an annual basis). The agreement also provided for the grant of 500,000 stock purchase options at an exercise price of $0.32 exercisable November 25, 2002. During 2002, Mr. Windorski received no cash compensation. Mr. Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was issued 4,556,667 shares of common stock, with a fair value at the date of issuance of $1,337,200. The 500,000 stock purchase options were never issued or exercised, as stated by Mr. Windorski. As stated above, an additional 1,300,000 shares, with a value of $143,000, were to be issued as of November 2002 but were actually issued in February 2003.

11. COMMITMENTS AND CONTINGENCIES

As described in Note 8, the Company issued a total of 13,033,652 shares under the 2003 Plan through December 31, 2003, and an additional 1,350,000 shares in 2004, pursuant to stock options exercised. The shares were all issued without restriction, although the Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) covered only 10,000,000 shares. This constitutes a violation of Section 5 of the 1933 Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded, other corrective measures will be taken by the Company. These measures will include registering the shares EX POST FACTO, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties. The effect of the above over issuance on the consolidated financial statements is unknown, but could be material.

In February, 2004, the Company filed another S-8 Registration Statement covering 13,000,000 shares of common stock (7,300,000 to be issued for consulting services and 5,700,000 to be issued pursuant to stock options). The Company has issued 19,595,833 shares of unrestricted common stock under the February 2004 S-8, which exceeds the amount registered. This constitutes another violation of
Section 5 of the 1933 Act, requiring registration of shares prior to their offer or sale. Since the issuance of the shares cannot be rescinded, other corrective measures will be taken by the Company. These measures will include registering the shares EX POST FACTO, which will accomplish full disclosure of these transactions, albeit late. The SEC has the power to take remedial or punitive action against the Company for this violation. Potential actions by the SEC could include injunctive relief regarding future actions of this sort, or could involve civil penalties.

In January 2004 the Company entered into a promissory note with two third parties to borrow an aggregate principal amount of $1,100,000. Upon receipt of funds from these notes, the former CEO caused the Company to transfer $500,000 to his personal account described in Note 10. The notes were settled in full through the issuance of 11,000 shares of preferred stock. Pursuant to the terms of the issuance of the preferred stock, no funds received by the Company were to be used to pay down officer debt. Counsel of the Company is reviewing the agreements and amendments to ascertain if this transfer constituted an event of default. The Company has received information from a representative of the third parties that the transfer of funds is a violation of the terms of the agreement. The effect on the consolidated financial statements is unknown.

LITIGATION AND CLAIMS

The Company was in litigation with a third party, which claimed unpaid fees due of $111,875. This suit was settled in 2003. Pursuant to the settlement, the Company made a cash payment of $15,000, agreed to pay an additional $15,000 by September 24, 2004 (which has been accrued in the accompanying financial statements at December 31, 2003), and issued an aggregate of 391,667 shares of common stock. The amount of $111,875 had been accrued in the financial statements as of December 31, 2002.

The Company was in litigation with a third party, which claimed unpaid freight bills with a potential total liability of $250,000. This suit was settled on January 22, 2004 for $152,000. The settlement amount of $152,000 was accrued in the accompanying financial statements as of December 31, 2003 and 2002.

The owner of Great Plains Transportation, Inc. was filed suit against the Company seeking $15,000 plus legal fees. The $15,000 has been accrued in the consolidated financial statements. The Company is unable to estimate the amount of legal fees that may be payable as a result of this suit.

CONCENTRATIONS

For the year ended December 31, 2003, the Company had one customer which accounted for approximately 11% of net revenue. This customer also represented 68% of accounts receivable at December 31, 2003.

RECEIVABLES SOLD WITH RECOURSE

The Company's subsidiary, JBP Express, Inc., sells substantially all of its accounts receivable to a bank. The agreement provides that the bank may require the Company to repurchase any receivable if any minimum payment due on such receivable remains unpaid following 120 days after its invoice date. The bank retains a portion of the purchase price of the receivables as a reserve for the satisfaction of the repurchase obligation. The bank holds a security interest in substantially all of the assets of JBP Express, Inc., as well as the personal guarantees of the former owners of JBP Express, Inc. At December 31, 2003 the Company was contingently liable for the repurchase of approximately $432,000 of accounts receivable. The reserve account had a balance of $60,015 at December 31, 2003, which is shown as restricted cash on the accompanying balance sheet.

Accounts receivable are comprised of the following at December 31, 2003:

          Receivables sold                        $ 432,864
          Proceeds received                        (432,864)
                                                  ----------
                                                         --
          Other accounts receivable, net             92,153
                                                  ----------
                                                  $  92,153
                                                  ==========

12. LEASE COMMITMENTS

The Company occupies its Tucson and Indianapolis facilities pursuant to lease agreements expiring October 31, 2008 and November 30, 2004, respectively. Its McCook, Il. Facility is occupied pursuant to a letter agreement with no expiration date, at $5,000 per month. Future minimum lease payments on the Tucson and Indianapolis leases are as follows:

         2004                                        $73,499
         2005                                         49,865
         2006                                         51,610
         2007                                         53,417
         2008                                         45,805

13. PAYROLL LIABILITIES

The Company is delinquent in payment of certain of its payroll tax liabilities. Additionally, the Company has not withheld FICA, Medicare or withholding taxes on certain cash payments and stock compensation, including stock options. The Company has accrued an estimated liability for both the employer and employee portion of FICA and Medicare tax. This estimated liability is $203,300 and $68,860 for 2003 and 2002, respectively, for an aggregate accrual of $272,160 at December 31, 2003.

14. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $5,678,512, a negative cash flow from operations of $778,664, a working capital deficiency of $1,630,541 and a stockholders' deficiency of $667,743. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales through additional acquisitions.

15. SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company:

         o Issued 20,945,833 shares of unrestricted shares of common stock for services and exercises of stock options, pursuant to the S-8 Registration Statements described in Note 8. The amount of shares issued is in excess of the total amount registered.
         o Issued 30,000,000 shares of restricted common stock for services.
         o Issued 200,000 shares of restricted common stock in conversion of a debenture in the amount of $10,000.
         o Cancelled 191,490 shares of common stock which were issued in 2003.
         o Executed two 5% promissory notes dated January 14, 2004, in the aggregate principal amount of $1,100,000. The due date of the notes was February 9, 2004. Net proceeds to the Company were $864,000. The Company settled these promissory notes in full through the issuance of an aggregate of 11,000 shares of Series A convertible preferred stock. The preferred stock is convertible into shares of common stock at a rate of 88% of market price, as defined. The Company also issued three warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.30 per share.
         o Transferred $500,000 of the proceeds received from the promissory notes described above to the personal account of Richard Windorski, as more fully described in Notes 10 and 11. Of this amount, $217,000 has been repaid.
         o Entered into an agreement to purchase 2,800,000 shares of common stock from Richard Windorski. Mr. Windorski indicated that these shares were pledged as collateral for the promissory notes described above. The purchase amount is $364,000. The Company has asked legal counsel to review the appropriateness of this agreement.
         o In May 2004, Richard Windorski resigned as Chief Executive Officer and Chairman of the Board of Directors. His successor is Jeffrey Smuda, former Chief Operating Officer.
         o Amended its Articles of Incorporation to increase its authorized shares to 250,000,000 shares of common stock and 10,000,000 shares of preferred stock.