Form 10QSB
period 2004-03-31
ORDERPRO LOGISTICS INC
filed 2004-06-24
CIK 1116884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_____ to _______

                        COMMISSION FILE NUMBER 000-30857

                            ORDERPRO LOGISTICS, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

            Nevada                                                86-0982348
            ------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

7400 North Oracle Road, Suite 162, Tucson, AZ                       85704
---------------------------------------------                       -----
  (Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number: (520) 575-5745

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: May 26, 2004, 116,025,410 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            ORDERPRO LOGISTICS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003

            Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2004 and 2003 (unaudited)

            Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003 (unaudited)

            Notes to Condensed Consolidated Financial Statements
            (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of  Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

                         ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,     December 31,
                                                                 2004            2003
                                                             -------------   -------------
                                                              (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $    103,980    $     10,974
     Restricted cash                                               56,921          60,015
     Accounts receivable, net of allowance of $14,208             119,305          92,153
     Prepaid expenses                                               7,492           3,992
     Due from stockholder and former officer                      593,076         217,281
     Other assets                                                   8,148           4,779
                                                             -------------   -------------

Total current assets                                              888,922         389,194

Property and equipment, net                                       321,384         186,993

Goodwill                                                          762,213         762,213

Deposits                                                           13,592          13,592
                                                             -------------   -------------

TOTAL ASSETS                                                 $  1,986,111    $  1,351,992
                                                             =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Cash overdraft                                          $    128,934    $     52,111
     Accounts payable                                             582,269         828,332
     Accrued interest payable                                      47,766          45,030
     Payroll liabilities                                          629,512         570,306
     Notes payable                                                228,080         130,548
     Convertible notes payable                                    109,425         109,425
     Payable for acquisitions                                     176,247         241,247
     Due to stockholder                                             2,621          14,500
     Other liabilities                                              3,458          28,236
                                                             -------------   -------------

Total liabilities                                               1,908,312       2,019,735
                                                             -------------   -------------

Commitments and contingencies

Stockholders' equity (deficiency)
     Preferred stock, Series A Convertible,
       par value $0.0001; 10,000,000 shares
       authorized, 11,000 and no shares issued and
     outstanding, respectively                                          1              --
     Common stock, $0.0001 par value; 250,000,000
       shares authorized, 99,954,566 and 65,071,056
       shares issued and outstanding, respectively                  9,995           6,507
     Common stock to be issued, 11,250,000 and
       3,600,000 shares, respectively                               1,125             360
     Additional paid-in capital                                19,785,477      10,632,816
     Stock to be cancelled                                             --         (34,468)
     Accumulated deficit                                      (16,592,749)    (10,279,291)
     Deferred equity based expense                             (3,126,050)       (993,667)
                                                             -------------   -------------

Total stockholders' equity (deficiency)                            77,799        (667,743)
                                                             -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)      $  1,986,111    $  1,351,992
                                                             =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            2

                       ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     (UNAUDITED)

                                                            2004            2003
                                                        -------------   -------------
                                                                        (As Restated)

Net revenues                                            $    987,002    $     55,922

Cost of revenues                                             822,235          77,933
                                                        -------------   -------------

Gross profit (loss)                                          164,767         (22,011)
                                                        -------------   -------------

Operating expenses:
      Compensation and related costs                       5,280,880         249,211
      Professional fees                                      376,312          10,350
      Software expense                                         2,266          29,847
      Other selling, general and administrative              239,513         227,362
                                                        -------------   -------------

Total operating expenses                                   5,898,971         516,770
                                                        -------------   -------------

Loss from operations                                      (5,734,204)       (538,781)
                                                        -------------   -------------

Other (expense)
      Interest                                               (16,446)        (10,546)
      Financing costs                                       (560,808)             --
      Beneficial conversion                                   (2,000)        (67,806)
                                                        -------------   -------------

Total other (expense)                                       (579,254)        (78,352)
                                                        -------------   -------------

Loss before provision for income taxes                    (6,313,458)       (617,133)

Provision for income taxes                                        --              --
                                                        -------------   -------------

Net loss                                                $ (6,313,458)   $   (617,133)
                                                        =============   =============

Loss per share, basic and diluted                       $      (0.07)   $      (0.03)
                                                        =============   =============

Weighted average number of common shares outstanding,
      basic and diluted                                   85,305,808      19,548,167
                                                        =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          3

                    ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                        2004            2003
                                                     ------------   ------------
                                                                   (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(6,313,458)   $  (617,133)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation                                          18,656          2,923
    Equity based expense                               5,584,001        317,556
    Non-cash financing expense                           236,000             --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Restricted cash                                          3,094             --
  Accounts receivable                                    (27,153)       (26,342)
  Prepaid expenses                                        (3,500)            --
  Other                                                   (3,369)        14,226
Increase (decrease) in:
  Accounts payable and accrued expenses                 (208,898)        42,471
                                                     ------------   ------------

Net cash used in operating activities                   (714,627)      (266,299)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions                               (65,000)            --
Property and equipment acquired                          (42,485)            --
                                                     ------------   ------------

Net cash used in investing activities                   (107,485)            --
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) on cash overdraft                     76,823         41,703
Proceeds from notes payable                              864,000        182,500
Repayments of notes payable                              (13,031)            --
(Repayments to) advances from stockholder
  and former officer, net                               (375,795)        41,779
Advances to stockholders                                 (11,879)            --
Stock issued for cash                                    375,000             --
                                                     ------------   ------------

Net cash provided by financing activities                915,118        265,982
                                                     ------------   ------------

Net increase in cash                                      93,006           (317)

Cash, beginning of year                                   10,974            317
                                                     ------------   ------------

Cash, end of period                                  $   103,980    $        --
                                                     ============   ============

Cash paid for:
  Interest                                           $    13,710    $       570
  Income taxes                                                --             --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS:

DESCRIPTION OF BUSINESS

OrderPro Logistics, Inc. and its subsidiary JBP Express, Inc. (collectively "OrderPro" or the "Company") is a customer-oriented provider of innovative and cost-effective logistics solutions. With expertise in multi-modal transportation management, OrderPro provides complete supply chain management, including transportation services, freight brokerage, on-site logistics management, packaging assessment, process improvement consulting, claims management, private fleet management and procurement management.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements, which include the Company's wholly owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for the fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements for 2004 include the accounts of OrderPro Logistics, Inc. and its subsidiary, JBP Express, Inc.(acquired October 15, 2003). All material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for 2003 include the accounts of OrderPro Logistics, Inc.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue when the freight is tendered to the carrier at origin and simultaneously records the concurrent liability to the carrier and any other expenses related to the shipment for which the Company is liable. Where the Company does not assume the liability for payment of expenses or risk of collection, it recognizes commission upon performance of services. For installation services, the Company recognizes revenue when the installation is complete.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has adopted the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS No. 142, the Company tests goodwill for impairment on an annual basis or sooner if circumstances change or a significant event occurs. The Company has elected to perform its annual impairment review during the fourth quarter each year following the year of acquisition.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on the Black-Scholes option-pricing model. During the three month period ended March 31, 2004, the Company has recorded an expense of $190,000, representing the intrinsic value of options granted to an employee on the date of grant. This amount approximated fair value as determined by the provisions of SFAS 123; therefore net loss for 2004 and loss per share would be unchanged.

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings Per Share" requires presentation of basic (loss) or earnings per share ("Basic EPS") and diluted (loss) or earnings per share ("Diluted EPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At March 31, 2004 the Company had 10,143,947 potentially dilutive securities outstanding, with 4,832,083 outstanding at March 31, 2003.

2. RESTATEMENT.

The accompanying March 31, 2003 condensed consolidated financial statements have been restated to reclassify and expense the erroneous capitalization of internally developed software and to reverse the related amortization, to correct the valuation and presentation of stock issued for services, to record a beneficial conversion feature related to convertible debentures, and to remove customer lists and internally developed software received from the Company's then CEO and majority stockholder and the related liability.

The correction related to the software results from the reclassification to expense of items which were improperly capitalized. Additionally, amortization was improperly recorded; the software project was not substantially completed and costs should not have been amortized until the project was substantially completed and ready for its intended use. The software project was terminated as of December 31, 2003. Accordingly, software costs have been expensed as incurred as research and development in the accompanying condensed consolidated financial statements.

The restatement also includes the rescission of the acquisition of Great Plains Transportation, Inc., which had been recorded as of November 15, 2002. The Company did not take effective control and possession of the assets and operations to be acquired. The cash transactions were maintained in a bank account over which the Company had no signature or authority and daily transactions and operations were initiated by an employee carried over from the previous ownership. The previous owner contributed significant amounts of cash to maintain operations of the acquired assets.

The net result on operations of the restatement for March 31, 2003 was to increase the net loss by approximately $171,000. Loss per share remained unchanged at $(0.03).

3. ACQUISITIONS:

During the year ended December 31, 2003, the Company made the following acquisitions:

     o On February 21, 2003, the Company acquired certain assets of TransMex USA, Inc. The purchase price was $75,000 in cash. The Company also assumed a liability of $30,000. There is a balance due to the seller of $75,000 at March 31, 2004 and December 31, 2003 and this amount is currently in default.

     o On October 1, 2003, the Company acquired certain assets of All American Assemblies, Inc. The purchase price was $225,000 in cash. There is a balance due to the seller of $101,247 and $136,247 at March 31, 2004 and December 31, 2003, respectively, and this amount is currently in default.

     o On October 15, 2003, the Company acquired 100% of the outstanding stock of JBP Express, Inc. The adjusted purchase price was $437,910. This amount was paid in part through the issuance of 1,603,638 shares of common stock, valued at $400,910. Cash payments of $37,000 have also been made. There was a balance due to the seller of $15,000 at December 31, 2003.

All of the above acquisitions have been accounted for as purchases. The purchase price and allocation of purchase price for the above acquisitions are as follows:

                                        All American
                           TransMex      Assemblies     JBP Express
                          ----------    ------------    -----------
Purchase price            $  105,000    $    225,000    $   437,910
                          ==========    ============    ===========

Current assets            $       --    $         --    $   107,669
Property and equipment            --          65,000         82,200
Current liabilities               --              --       (249,171)
Goodwill                     105,000         160,000        497,212
                          ----------    ------------    ------------

Total                     $  105,000    $    225,000    $   437,910
                          ==========    ============    ===========

The following table represents unaudited pro forma results of operations for the three month period ended March 31, 2003, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown.

                                            2003
                                            ----
         Revenue                         $ 729,852
         Net loss                         (574,522)
         Loss per share                      (0.03)

4. STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock:

The Company has 10,000,000 shares of Preferred Stock, $0.0001 par value, authorized for issuance. During the period ended March 31, 2004, the Company issued 11,000 shares of Series A Convertible preferred stock in settlement of notes payable aggregating $1,100,000.

Common Stock:

During the three months ended March 31, 2004, the Company had the following common stock transactions:

     o 21,750,000 shares of common stock were issued for services. Additionally, 11,250,000 shares of common stock were committed to be issued for services, and were issued in April 2004. The aggregate value of these 33,000,000 shares was $5,963,750, of which $2,137,883 was deferred at March 31, 2004.
     o 3,750,000 shares of common stock were issued upon exercise of stock options, for cash proceeds of $375,000.
     o 4,975,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $582,500 of which $277,500 was deferred at March 31, 2004.
     o 1,000,000 shares of common stock were issued to Richard Windorski upon exercise of stock options. No cash was paid upon exercise.
     o 191,490 shares of common stock, valued at $34,468, were cancelled in connection with the settlement of a payable.
     o 3,600,000 shares of common stock, shown as to be issued at December 31, 2003, were physically issued.

During the three months ended March 31, 2003, the Company had the following common stock transactions:

     o 2,136,000 shares of common stock were issued upon conversion of $106,800 of the Company's 10% convertible debentures.
     o 2,550,000 shares of common stock, valued at $241,500, were issued for services.

5. STOCK OPTION PLAN

During 2003, the Company instituted the 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Plan"). Pursuant to the 2003 Plan, stock options may be granted to employees, directors or consultants of the Company. Options shall be exercisable over a period of no longer than ten years. The total number of shares of stock which may be purchased through exercise of options granted under the 2003 Plan shall not exceed 10,000,000 shares.

The maximum number of shares which may be issued pursuant to stock options exercised under the 2003 Plan is 10,000,000. However, the Company issued a total of 13,033,652 shares through December 31, 2003, and an additional 1,350,000 in 2004. The shares were all issued without a restriction, although the Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) registered and covered only 10,000,000 shares. The issuance of the additional 4,383,652 shares constitutes a violation of Section 5 of the 1933 Act, which essentially requires registration of shares prior to their sale. The additional shares are presumed to have been disposed of in the public trading market, so the precise share certificates issued would not be available for recission. The Company is considering various corrective measures. These measures include seeking to register the additional shares issued with the SEC. however, given the circumstances, there can be no assurance that the SEC would declare a registration statement effective. In addition, the SEC has the power to bring administrative cease and desist proceedings or to file an action in Federal court seeking to take remedial or punitive action against the Company and other persons responsible for this violation. Potential remedies include a cease and desist order, injunctive relief, disgorgement, or could involve the imposition of civil monetary penalties. The precise effect of the above unauthorized issuance of shares on the condensed consolidated financial statements is unknown, but could be material.

In February, 2004, the Company instituted the 2004 Incentive and Non Statutory Stock Option Plan (the "2004 Plan") covering an aggregate of 13,000,000 shares of common stock (5,700,000 to be issued pursuant to stock options). Pursuant to the 2004 Plan, stock options may be granted to employees, directors or consultants of the Company. Options shall be exercisable over a period of no longer than ten years.

The Company has issued 19,595,833 shares of unrestricted common stock pursuant to the 2004 Plan, which exceeds the amount registered with the SEC. This includes 4,620,833 shares issued subsequent to March 31, 2004. This distribution of unregistered shares is in addition to the shares previously described. The issuance of the additional shares not covered by the 2004 Plan or SEC Registration Statement constitutes another violation of Section 5 of the 1933 Act, which essentially requires registration of shares prior to their sale. The additional shares are presumed to have been disposed of in the public trading market, so the precise share certificates issued would not be available for recission. The Company is considering various corrective measures. These measures include seeking to register the additional shares issued with the SEC. however, given the circumstances, there can be no assurance that the SEC would declare a registration statement effective. In addition, the SEC has the power to bring administrative cease and desist proceedings or to file an action in Federal court seeking to take remedial or punitive action against the Company and other persons responsible for this violation. Potential remedies include a cease and desist order, injunctive relief, disgorgement, or could involve the imposition of civil monetary penalties. The precise effect of the above unauthorized issuance of shares on the condensed consolidated financial statements is unknown, but could be material.

6. NOTES PAYABLE

During January 2004 the Company issued an aggregate of $1,100,000 of 5% promissory notes, due February 9, 2004. Net proceeds from the notes were $864,000, after payment of financing costs and professional fees. The Company settled these notes in full in March 2004 through the issuance of an aggregate of 11,000 shares of Series A convertible preferred stock. The preferred stock is convertible into shares of common stock at a rate of 88% of market price. Due to the beneficial conversion feature of the preferred stock, the Company has recorded a financing expense of $155,049. The Company also issued three warrants to purchase an aggregate of 1,500,000 shares of stock at an exercise price of $0.30 per share. The company has recorded an additional financing expense of $169,759 related to these warrants.

7. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2004, the Company had the following non-cash investing and financing activities:

     o 21,750,000 shares of common stock were issued for services. Additionally, 11,250,000 shares of common stock were committed to be issued for services, and were issued in April 2004. The aggregate value of these 33,000,000 shares was $5,963,750.

     o 4,975,000 shares of common stock were issued upon the exercise of stock options, in consideration of services valued at $582,500.

     o 11,000 shares of Series A Convertible preferred stock were issued in settlement of an aggregate of $1,100,000 of notes payable.

     o Recorded a beneficial conversion expense of $155,049 related to the issuance of convertible preferred stock.

     o Recorded an expense of $169,759 related to warrants to purchase 1,500,000 shares of common stock.

     o Recorded an expense of $845,326 related to options issued to employees and non-employees.

During the three months ended March 31, 2003, the Company had the following non-cash investing and financing activities:

     o Issued 2,136,000 shares of common stock in conversion of an aggregate of $106,800 of debentures o Issued 2,550,000 shares of common stock, valued at $241,500, in payment of services.

8. RELATED PARTY TRANSACTIONS

During 2003 and 2004, certain cash transactions of the Company were maintained in a personal checking account of a major shareholder and former CEO of the Company, Mr. Richard Windorski. Mr. Windorski received funds into this account from the sale of convertible debentures, from the sale of common stock and from the exercise of options. Mr. Windorski transferred funds into the checking accounts of the Company, as needed, or would pay certain expenses of the Company with these funds. However, this account was not limited to funds belonging to the Company. Personal transactions and funds were also recorded in this personal bank account. The Company has charged unsubstantiated payments, originally attributed to Company expenses, to a receivable from Mr. Windorski. Mr. Windorski has indicated that the main purpose of the maintenance of funds in the separate personal account was to protect the funds from possible attachment by creditors of the Company, primarily the Internal Revenue Service for unpaid payroll taxes.

Additionally, during the three months ended March 31, 2004, the Company entered into a promissory note with a third party (see Note 6). Upon receipt of funds from this note, Mr. Windorski caused the Company to transfer $500,000 to the above mentioned personal account, ostensibly to repay amounts owed to him for alleged advances, loans and unpaid (although unaccrued) compensation. This transfer exceeded any balance due to Mr. Windorski that had been previously recorded in the consolidated financial statements. This transfer may potentially be in violation of the Sarbanes-Oxley Act and other applicable laws. The Company requested repayment of the funds and Mr. Windorski has been transferring funds back to the Company; however only $217,000 has been repaid. In connection with the promissory notes, the Company entered into an agreement to purchase 2,800,000 shares of common stock for $364,000 from Richard Windorski. Mr. Windorski indicated that these shares had been pledged as collateral for the promissory notes described above. The Company has requested that legal counsel review the appropriateness of this agreement.

During the three month period ended March 31, 2004, Mr. Richard Windorski, former CEO and a major stockholder, was employed pursuant to a two year employment agreement effective May 25, 2002. The agreement called for a base salary of not less than $195,000, subject to review for salary increases on an annual basis. The agreement also provided for the grant of 500,000 stock purchase options to be executed after six months. During the three months ended March 31, 2004, Mr. Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was issued 8,000,000 shares of common stock, with a fair value at the date of issuance of $1,480,000. Additionally, Mr. Windorski was issued 1,000,000 shares of common stock pursuant to stock options. These shares had a fair value of $190,000 on the date of issuance. The Company is unable to determine the consideration received upon the exercise of the options. Assuming that no consideration was received, the cashless exercise price is less than the fair market value per share on the date of grant. The option plan pursuant to which the options were granted states that the option price for any option granted to a more than 10% shareholder shall not be less than 110% of the fair market value per share on the date of grant. The effect on the consolidated financial statements of this departure from the provisions of the 2004 Plan is unknown.

During the three month period ended March 31, 2003, Mr. Richard Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was issued 2,550,000 shares of common stock, with a fair value at the date of issuance of $255,500 (1,300,000 of which were to be issued as of November 2002, with a value of $143,000, recognized in 2002). Additionally, subsequent to March 31, 2003, Mr. Windorski was granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.08, which was less than the fair market value per share on the date of grant. The option plan pursuant to which the options were granted states that the option price for any option granted to a more than 10% shareholder shall not be less than 110% of the fair market value per share on the date of grant. The effect on the consolidated financial statements of this departure from the provisions of the 2003 Plan is unknown.

9. COMMITMENTS AND CONTINGENCIES

In January 2004 the Company issued two promissory notes to third parties to borrow an aggregate principal amount of $1,100,000. Upon receipt of funds from these notes, the former CEO caused the Company to transfer $500,000 to his personal account described in Note 8. The notes were settled in full through the issuance of 11,000 shares of preferred stock. Pursuant to the terms of the issuance of the preferred stock, no funds received by the Company were to be used to pay down officer debt. Counsel of the Company is reviewing the agreements and amendments to ascertain if this transfer constituted an event of default. The Company has received information from a representative of the third parties that the transfer of funds is a violation of the terms of the agreement. The effect on the consolidated financial statements is unknown.

CONCENTRATIONS

For the three month period ended March 31, 2004, the Company had one customer which accounted for approximately 11% of net revenue. For the three month period ended March 31, 2003, the Company had one customer which accounted for approximately 54% of net revenue.


RECEIVABLES SOLD WITH RECOURSE

The Company's subsidiary, JBP Express, Inc., sells substantially all of its accounts receivable to a bank. The agreement provides that the bank may require the Company to repurchase any receivable if any minimum payment due on such receivable remains unpaid following 120 days after its invoice date. The bank retains a portion of the purchase price of the receivables as a reserve for the satisfaction of the repurchase obligation. The bank holds a security interest in substantially all of the assets of JBP Express, Inc., as well as the personal guarantees of the former owners of JBP Express, Inc. At March 31, 2004 the Company was contingently liable for the repurchase of $363,439 of accounts receivable. The reserve account had a balance of $56,921 at March 31, 2004, which is shown as restricted cash on the accompanying balance sheet.

Accounts receivable are comprised of the following at March 31, 2004:

          Receivables sold                   $  363,438
          Proceeds receive                     (363,438)
                                             -----------
                                                     --
          Other accounts receivable, net        119,305
                                             -----------
                                             $  119,305
                                             ===========

10. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $6,313,458, a negative cash flow from operations of $714,627 and a working capital deficiency of $1,019,391. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales through additional acquisitions.

11. SUBSEQUENT EVENTS

Subsequent to March 31,2004, the Company:

     o Issued 4,620,833 shares of unrestricted shares of common stock for services and exercises of stock options, pursuant to the S-8 Registration Statements described in Note 5. The amount of shares issued is in excess of the total amount registered.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

OPERATING RESULTS 2004 COMPARED TO 2003

OrderPro suspended operations during the second quarter of 2002, to focus its efforts on completing its listing on the OTCBB. This was accomplished in September, 2002. The Company resumed its planned operating activities in November of 2002, through the acquisition of the assets of Great Plains Transportation, Inc. However, for accounting purposes, this acquisition was not considered consummated, since the Company did not take effective control and possession of the assets and operations to be acquired. The cash transactions were maintained in a bank account over which the Company had no signature or authority and daily transactions and operations were initiated by an employee carried over from the previous ownership. The previous owner contributed significant amounts of cash to maintain operations of the acquired assets. The activity of the Great Plains assets has been removed from the financial statements. The Company's operations actually resumed, then, with the acquisition of the assets of Trans Mex in February, 2003. OrderPro also completed the acquisitions of All American Assemblies and JBP Express in October of 2003. As a result of the suspension of operations in 2002 and the resumption in late February 2003, comparisons between those periods are not meaningful.

For the three months ended March 31, 2004, revenue was $987,002, cost of revenue was $822,235 and gross profit was $164,767, or 17% of revenue.

Operating expenses for the 2004 period totaled $6,134,971. Compensation and related costs were $5,280,880. Of that amount, $4,130,867 was paid through the issuance of common stock. An additional amount of $845,326 is attributable to the fair value of stock options issued. Significant other operating expenses include professional fees of $376,312, rent of $29,698, insurance of $21,840, telephone of $24,562 and factoring and bank fees of $32,736.

For 2004 other expenses include interest expense of $16,446, financing costs of $560,808 (which include non-cash charges of $324,808 related to the beneficial conversion feature of the Company's preferred stock and warrants issued in the settlement of notes payable) and a non-cash charge for a beneficial conversion feature of the Company's convertible debentures of $2,000.

For the 2003 period, revenue was $55,922, cost of revenue was $77,933 and gross loss was $22,011. The revenue resulted from the acquisition of the TransMex operations in late February.

Operating expenses for 2003 totaled $516,770. Compensation and related costs were $249,211. Of that amount, $241,500 was paid through the issuance of common stock. The Company incurred costs of $29,847 which were related to the continued development of software. Costs related to the software have been expensed as incurred. Other operating expenses include professional fees of $10, 350, business development costs of $135,142 and rent of $21,346.

The accompanying 2003 financial statements have been restated to reclassify and expense the erroneous capitalization of internally developed software and to reverse the related amortization, to correct the valuation and presentation of stock issued for services, to record a beneficial conversion feature related to convertible debentures, and to remove customer lists and internally developed software received from the Company's then CEO and majority stockholder and the related liability to the stockholder.

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

The 2003 financial statements have also been restated to record the rescission of the acquisition of Great Plains Transportation, Inc., which had been recorded as of November 15, 2002. The Company did not take effective control and possession of the assets and operations to be acquired. The cash transactions were maintained in a bank account over which the Company had no signature or authority and daily transactions and operations were initiated by an employee carried over from the previous ownership. The previous owner contributed significant amounts of cash to maintain operations of the acquired assets.

The net result on operations of the restatement for 2003 is to increase net loss by approximately $171,000. Loss per share remains $(0.03).

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities was approximately $715,000 in 2004 as compared to approximately $266,000 in 2003. The use of cash in 2004 is the result of a net loss of approximately $6,313,000, partially offset by non-cash charges of approximately $5,839,000, and a net change in operating assets and liabilities of approximately $241,000. For 2003, a loss of approximately $617,000 was partially offset by non-cash charges of approximately $320,000 and a net increase in operating assets and liabilities of approximately $31,000.

Cash used in investing activities for property and equipment and acquisitions was approximately $107,000 in 2004, with no use of cash in 2003.

Cash generated by financing activities was approximately $915,000 in 2004, as compared to approximately $266,000 in 2003. During 2004, the Company received $864,000 from the issuance of promissory notes, $375,000 from the sale of common stock (including the exercise of options) and approximately $77,000 from cash overdrafts in bank accounts. The Company repaid notes payable in the amount of approximately $13,000 and had net transfers of cash to related parties of approximately $388,000. During 2003, the Company received approximately $182,000 from the sale of debentures, net transfers of cash from related parties of approximately $42,000, and approximately $42,000 from cash overdraftsin bank accounts.

At March 31, 2004 the Company had cash of approximately $104,000, which is offset by overdrafts of approximately $129,000. The Company expects that it will need to obtain additional debt and equity financing to maintain operations in 2004.

OrderPro had a net working capital deficit at March 31, 2004. The company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $6,313,458, a negative cash flow from operations of $714,627 and a working capital deficiency of $1,019,391. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

ITEM 3. CONTROLS AND PROCEDURES

OrderPro's Chief Executive Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

The Company was in litigation with a third party, which claimed unpaid freight bills with a potential total liability of $250,000. This suit was settled on January 22, 2004 for $152,000.


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

During the three months ended March 31, 2004 the Company had the following equity transactions:

     o 11,000 shares of convertible preferred stock were issued in settlement of notes payable aggregating $1,100,000. In connection with this settlement, OrderPro also issued warrants to purchase an aggregate of 1,500,000 shares of common stock.

     o 21,750,000 shares of common stock were issued for services. Additionally, 11,250,000 shares of common stock were committed to be issued for services, and were issued in April 2004. The aggregate value of these 33,000,000 shares was $5,963,750.

     o 3,750,000 shares of common stock were issued upon exercise of stock options, for cash proceeds of $375,000.

     o 4,975,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $582,500.

     o 1,000,000 shares of common stock were issued to Richard Windorski upon exercise of stock options. No cash was paid upon exercise.

     o 191,490 shares of common stock, valued at $34,468, were cancelled in connection with the settlement of a payable.

Certain of the above shares were issued pursuant to S-8 Registration Statements.

During 2003, the Company instituted the 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Plan"). Pursuant to the 2003 Plan, stock options may be granted to employees, directors or consultants of the Company. Options shall be exercisable over a period of no longer than ten years. The total number of shares of stock which may be purchased through exercise of options granted under the 2003 Plan shall not exceed 10,000,000 shares.

The maximum number of shares which may be issued pursuant to stock options exercised under the 2003 Plan is 10,000,000. However, the Company issued a total of 13,033,652 shares through December 31, 2003, and an additional 1,350,000 in 2004. The shares were all issued without a restriction, although the Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) registered and covered only 10,000,000 shares. The issuance of the additional 4,383,652 shares constitutes a violation of Section 5 of the 1933 Act, which essentially requires registration of shares prior to their sale. The additional shares are presumed to have been disposed of in the public trading market, so the precise share certificates issued would not be available for recission. The Company is considering various corrective measures. These measures include seeking to register the additional shares issued with the SEC. however, given the circumstances, there can be no assurance that the SEC would declare a registration statement effective. In addition, the SEC has the power to bring administrative cease and desist proceedings or to file an action in Federal court seeking to take remedial or punitive action against the Company and other persons responsible for this violation. Potential remedies include a cease and desist order, injunctive relief, disgorgement, or could involve the imposition of civil monetary penalties. The precise effect of the above unauthorized issuance of shares on the consolidated financial statements is unknown, but could be material.

In February, 2004, the Company instituted the 2004 Incentive and Non Statutory Stock Option Plan (the "2004 Plan") covering an aggregate of 13,000,000 shares of common stock (5,700,000 to be issued pursuant to stock options). Pursuant to the 2004 Plan, stock options may be granted to employees, directors or consultants of the Company. Options shall be exercisable over a period of no longer than ten years.

The Company has issued 19,595,833 shares of unrestricted common stock pursuant to the 2004 Plan, which exceeds the amount registered with the SEC. This includes 4,620,833 shares issued subsequent to March 31, 2004. This distribution of unregistered shares is in addition to the shares previously described. The issuance of the additional shares not covered by the 2004 Plan or SEC Registration Statement constitutes another violation of Section 5 of the 1933 Act, which essentially requires registration of shares prior to their sale. The additional shares are presumed to have been disposed of in the public trading market, so the precise share certificates issued would not be available for recission. The Company is considering various corrective measures. These measures include seeking to register the additional shares issued with the SEC. however, given the circumstances, there can be no assurance that the SEC would declare a registration statement effective. In addition, the SEC has the power to bring administrative cease and desist proceedings or to file an action in Federal court seeking to take remedial or punitive action against the Company and other persons responsible for this violation. Potential remedies include a cease and desist order, injunctive relief, disgorgement, or could involve the imposition of civil monetary penalties. The precise effect of the above unauthorized issuance of shares on the consolidated financial statements is unknown, but could be material.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2004 there were outstanding $109,425 of convertible debentures which are past due and in default.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)
          31 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

One Current Report on Form 8-K was filed subsequent to December 31, 2003 as follows:

                  Date of Report:   May 18, 2004
                  Items Reported:   5 and 6

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, t e Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ORDERPRO LOGISTICS, INC.
                                             (Registrant)

Date: June 23, 2004                          By: /s/ Jeffrey M. Smuda
                                                 ---------------------------
                                                 Jeffrey M. Smuda, CEO
                                                 OrderPro Logistics, Inc.