Form 10QSB
period 2004-06-30
ORDERPRO LOGISTICS INC
filed 2004-08-23
CIK 1116884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_____ to _______

                        COMMISSION FILE NUMBER 000-30857

                            ORDERPRO LOGISTICS, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                       86-0982348
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

7400 North Oracle Road, Suite 162, Tucson, AZ                85704
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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: August 16, 2004, 116,075,410 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            ORDERPRO LOGISTICS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 2004
          (unaudited) and December 31, 2003                                   2

          Condensed Consolidated Statements of Operations for the
          Six and Three Months ended June 30, 2004 and 2003 (unaudited)       3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 2004 and 2003 (unaudited)                 4

          Notes to Condensed Consolidated Financial Statements (unaudited)    5

Item 2.  Management's Discussion and Analysis or Plan of Operation           12

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities                                                18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of  Security Holders                18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            18

Signatures                                                                   19

                             ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                       June 30,     December 31,
                                                                        2004            2003
                                                                    -------------   -------------
                                                                     (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                      $     22,788    $     10,974
     Restricted cash                                                      53,397          60,015
     Accounts receivable, net of allowance of $36,768 and $14,208        193,795          92,153
     Prepaid expenses                                                      7,491           3,992
     Other related party receivables                                      28,578              --
     Other assets                                                             --           4,779
                                                                    -------------   -------------

Total current assets                                                     306,049         171,913

Property and equipment, net                                              346,000         186,993

Goodwill                                                                 657,213         762,213

Due from stockholder and former officer                                  454,387         217,281
Deposits                                                                  19,592          13,592
                                                                    -------------   -------------

TOTAL ASSETS                                                        $  1,783,241    $  1,351,992
                                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Cash overdraft                                                 $     79,728    $     52,111
     Accounts payable                                                    819,970         828,332
     Accrued interest payable                                             49,085          45,030
     Payroll liabilities                                                 721,820         570,306
     Notes payable - current portion                                      94,182         158,784
     Convertible notes payable                                            99,425         109,425
     Payable for acquisitions                                            161,247         241,247
     Due to stockholders                                                  66,453          14,500
                                                                    -------------   -------------

Total current liabilities                                              2,091,910       2,019,735

Notes payable, less current portion                                      153,015              --
                                                                    -------------   -------------

Total liabilities                                                      2,244,925       2,019,735
                                                                    -------------   -------------

Commitments and contingencies

Stockholders' deficiency
     Preferred stock, par value $0.0001; 10,000,000 shares
       authorized, 11,000 and no shares issued and
     outstanding, respectively                                                 1              --
     Common stock, $0.0001 par value; 250,000,000
       shares authorized, 116,075,410 and 65,071,056
       shares issued and outstanding, respectively                        11,608           6,507
     Common stock to be issued, 3,600,000 shares                              --             360
     Additional paid-in capital                                       20,270,553      10,632,816
     Stock to be cancelled, 191,490 shares                                    --         (34,468)
     Accumulated deficit                                             (18,612,796)    (10,279,291)
     Deferred equity based expense                                    (2,131,050)       (993,667)
                                                                    -------------   -------------

Total stockholders' deficiency                                          (461,684)       (667,743)
                                                                    -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $  1,783,241    $  1,351,992
                                                                    =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                2

                                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                     2004             2003             2004             2003
                                                --------------   --------------   --------------   ---------------
                                                                  (As Restated)                    (As Restated)
Net revenues                                    $   1,178,678    $      71,492    $   2,165,680    $     127,414

Cost of revenues                                    1,015,507           58,849        1,894,332          136,782
                                                --------------   --------------   --------------   ---------------
Gross profit (loss)                                   163,171           12,643          271,348           (9,368)
                                                --------------   --------------   --------------   ---------------

Operating expenses:
     Compensation and related costs                 1,522,515          860,719        6,936,255        1,117,011
     Professional fees                                422,790           39,595          609,652           49,945
     Software expense                                   1,407           23,255            3,673           53,102
     Impairment of goodwill                           105,000               --          105,000               --
     Other selling, general and administrative        108,675           49,946          348,188          270,227
                                                --------------   --------------   --------------   ---------------

Total operating expenses                            2,160,387          973,515        8,002,768        1,490,285
                                                --------------   --------------   --------------   ---------------

Loss from operations                               (1,997,216)        (960,872)      (7,731,420)      (1,499,653)
                                                --------------   --------------   --------------   ---------------

Other expense
     Interest                                          (8,942)         (71,377)         (25,388)         (81,923)
     Financing costs                                  (13,889)              --         (574,697)              --
     Beneficial conversion                                 --          (67,943)          (2,000)        (135,749)
                                                --------------   --------------   --------------   ---------------

Total other expense                                   (22,831)        (139,320)        (602,085)        (217,672)
                                                --------------   --------------   --------------   ---------------

Loss before provision for income taxes             (2,020,047)      (1,100,192)      (8,333,505)      (1,717,325)

Provision for income taxes                                 --               --               --               --
                                                --------------   --------------   --------------   ---------------

Net loss                                        $  (2,020,047)   $  (1,100,192)   $  (8,333,505)   $  (1,717,325)
                                                ==============   ==============   ==============   ==============

Loss per share, basic and diluted               $       (0.02)   $       (0.04)   $       (0.08)   $       (0.07)
                                                ==============   ==============   ==============   ==============

Weighted average number of common shares
     outstanding, basic and diluted               113,880,460       27,083,430       99,593,134       23,315,799
                                                ==============   ==============   ==============   ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        3

                    ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                        2004            2003
                                                     ------------   ------------
                                                                   (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(8,333,505)   $(1,717,325)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation                                          43,500          4,858
    Bad debt expense                                      22,560             --
    Equity based expense                               6,800,814      1,075,261
    Non-cash financing expense                           236,000             --
    Impairment of goodwill                               105,000             --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Restricted cash                                          6,618             --
  Accounts receivable                                   (124,202)        (8,985)
  Prepaid expenses                                        (3,499)            --
  Other assets                                             4,779        (15,806)
Increase (decrease) in:
  Accounts payable and accrued expenses                  148,457        317,283
                                                     ------------   ------------

Net cash used in operating activities                 (1,093,478)      (344,714)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                  (6,000)            --
Cash paid for acquisitions                               (80,000)            --
Property and equipment acquired                          (33,437)            --
                                                     ------------   ------------

Net cash used in investing activities                   (119,437)            --
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from cash overdraft                              27,617             --
Proceeds from notes payable                              864,000        182,500
Repayments of notes payable                              (80,657)            --
(Repayments to) advances from stockholder
  and former officer, net                               (237,106)       178,674
Advances from stockholders                                51,953             --
Advances to stockholders                                 (28,578)
Stock issued for cash                                    627,500             --
                                                     ------------   ------------

Net cash provided by financing activities              1,224,729        361,174
                                                     ------------   ------------

Net increase in cash                                      11,814         16,460

Cash, beginning of period                                 10,974            317
                                                     ------------   ------------

Cash, end of period                                  $    22,788    $    16,777
                                                     ============   ============

Cash paid for:
  Interest                                           $    20,084    $     5,708
                                                     ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS

OrderPro Logistics, Inc. and its subsidiary JBP Express, Inc. (collectively "OrderPro" or the "Company") is a customer-oriented provider of innovative and cost-effective logistics solutions. With expertise in multi-modal transportation management, OrderPro provides complete supply chain management, including multi-modal transportation services, process improvement consulting, claims management, private fleet management, warehouse storage, local delivery services and product assembly.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements, which include the Company's wholly owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements for 2004 include the accounts of OrderPro Logistics, Inc. and its subsidiary, JBP Express, Inc. (acquired October 15, 2003). All material intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements for 2003 include the accounts of OrderPro Logistics, Inc.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on the Black-Scholes option-pricing model. During the six months ended June 30, 2004 the Company has recorded an expense of $190,000, representing the intrinsic value of options granted to an employee on the date of grant. This amount approximated fair value as determined by the provisions of SFAS 123; therefore net loss for 2004 and loss per share would be unchanged. There were no options issued to employees during the six months ended June 30, 2003.

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings
(loss) per share ("Basic EPS") and diluted or earnings (loss) per share ("Diluted EPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At June 30, 2004 the Company had 28,488,500 potentially dilutive securities outstanding with 4,098,750 potentially dilutive securities outstanding at June 30, 2003. A reconciliation between basic and diluted earnings (loss) per share has not been presented because the assumed exercise of common stock equivalents would be anti-dilutive for all periods presented.

RECLASSIFICATIONS

Certain items have been reclassified in prior period statements to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

2. RESTATEMENT

The accompanying June 30, 2003 condensed financial statements have been restated to reclassify and expense the erroneous capitalization of internally developed software and to reverse the related amortization, to correct the valuation and presentation of stock issued for services, to record a beneficial conversion feature related to convertible debentures, and to remove customer lists and internally developed software received from the Company's then CEO and majority stockholder and the related liability.

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

The net result on operations of the restatements for the six and three month periods ended June 30, 2003 was to increase the net loss by approximately $610,000 and $439,000, respectively. Loss per share increased to $(0.07) and $(0.04) for the six and three months ended June 30, 2003, respectively, from $(0.05) and $(0.02) respectively.

3. ACQUISITIONS

During 2003 the Company made the following acquisitions:

     o On February 21, 2003, the Company acquired certain assets of TransMex USA, Inc. The purchase price was $75,000 in cash. The Company also assumed a liability of $30,000. The balance due to the seller of $75,000 was due at closing, but was unpaid at June 30, 2004 and December 31, 2003.

     o On October 1, 2003, the Company acquired certain assets of All American Assemblies, Inc. The purchase price was $225,000 in cash. There is a balance due to the seller of $86,247 and $136,247 at June 30, 2004 and December 31, 2003, respectively.

     o On October 15, 2003, the Company acquired 100% of the outstanding stock of JBP Express, Inc. The adjusted purchase price was $437,910. This amount was paid in part through the issuance of 1,603,638 shares of common stock, valued at $400,910. Cash payments of $37,000 have also been made. There was a balance due to the seller of $15,000 at December 31, 2003, which was paid during the six months ended June 30, 2004.

The following table represents unaudited pro forma results of operations for the six and three month periods ended June 30, 2003, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown.

                                                    Six Months      Three Months
                                                       Ended           Ended
                                                   June 30, 2003   June 30, 2003
                                                   -------------   -------------
Revenue                                            $  1,447,096    $    712,369
Net Loss                                             (1,682,215)     (1,106,008)
Loss per share                                            (0.07)          (0.04)

4. STOCKHOLDERS' DEFICIENCY

Preferred Stock:

The Company has 10,000,000 shares of Preferred Stock, $0.0001 par value, authorized for issuance. During the six months ended June 30, 2004, the Company issued 11,000 shares of preferred stock in settlement of notes payable aggregating $1,100,000. The preferred stock is convertible into common stock, at the option of the holder, at a rate of 88% of the market price (see Notes 6 and 12). The Company recorded a beneficial conversion expense of $155,049 related to the issuance of the convertible preferred stock.

Common Stock:

During the six months ended June 30, 2004, the Company had the following common stock transactions:

     o 33,137,500 shares of common stock were issued for services. The aggregate value of these shares was $5,974,750, of which $1,392,633 was deferred at June 30, 2004.

     o 1,666,666 shares of common stock were sold for cash proceeds of $75,000. The shares were sold at a discount to market and a financing cost of $52,778 has been recorded.

     o 6,616,667 shares of common stock were issued upon exercise of stock options, for cash proceeds of $552,500.

     o 4,975,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $582,500 of which $308,750 was deferred at June 30, 2004.

     o 1,000,000 shares of common stock were issued to Richard Windorski upon exercise of stock options. No cash was paid upon exercise. The options were recorded at $190,000, the intrinsic value.

     o 191,490 shares of common stock were cancelled in connection with the settlement of a payable.

     o 200,000 shares of common stock were issued upon conversion of a $10,000 10% convertible debenture.

     o The Company issued warrants to purchase 1,500,000 shares of common stock, related to the issuance of the preferred stock described above, and recorded an expense of $169,759 related to the warrants.

During the six months ended June 30, 2003, the Company had the following common stock transactions:

     o 2,386,000 shares of common stock were issued upon conversion of $111,800 of the Company's 10% convertible debentures.

     o 13,403,571 shares of common stock, valued at $955,607, were issued for services.

     o 3,000,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $240,000, of which $200,000 was deferred at June 30, 2003.

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

The transactions comprising a substantial number of the shares issued in the six months ended June 30, 2004, as well as a substantial number of previous share issuances, are currently under internal investigation by the Company and may result in other parties being named in the litigation pending against Mr. Windorski (see Note 10).

6. NOTES PAYABLE

During January 2004 the Company issued an aggregate of $1,100,000 of 5% promissory notes, due February 9, 2004. Net proceeds from the notes were $864,000, after payment of financing costs and professional fees. The Company settled these notes in full in March 2004 through the issuance of an aggregate of 11,000 shares of Series A convertible preferred stock. The preferred stock is convertible into shares of common stock at a rate of 88% of market price (see
Note 12). Due to the beneficial conversion feature of the preferred stock, the Company has recorded a financing expense of $155,049. The Company also issued three warrants to purchase an aggregate of 1,500,000 shares of stock at an exercise price of $0.30 per share (see Note 12). The company has recorded an additional financing expense of $169,759 related to these warrants.

During 2004, the Company entered into various notes payable, related to the purchase of property and equipment. These notes aggregated $169,070 and are secured by the equipment purchased.

7. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2004, the Company had the following non-cash investing and financing activities:

     o 33,137,500 shares of common stock were issued for services. The aggregate value of these shares was $5,974,750, of which $1,516,383 is deferred at June 30, 2004.

     o 4,975,000 shares of common stock were issued upon the exercise of stock options, in consideration of services valued at $582,500, of which $185,000 is deferred at June 30, 2004.

     o 200,000 shares of common stock were issued upon conversion of a $10,000 10% convertible debenture.

     o 11,000 shares of Series A Convertible preferred stock were issued in settlement of an aggregate of $1,100,000 of notes payable.

     o The Company recorded a beneficial conversion expense of $155,049 related to the issuance of convertible preferred stock.

     o The Company recorded an expense of $169,759 related to warrants to purchase 1,500,000 shares of common stock.

     o The Company recorded an expense of $1,003,361 related to the fair value of options issued to employees and non-employees.

     o The Company acquired property and equipment with notes payable aggregating $169,070.

During the six months ended June 30, 2003, the Company had the following non-cash investing and financing activities:

     o 2,386,000 shares of common stock were issued upon conversion of $111,800 of the Company's 10% convertible debentures.

     o 13,403,571 shares of common stock, valued at $955,607, were issued for services.

     o 3,000,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $240,000.

     o The Company recorded an expense of $63,154 related to the fair value of options issued to non-employees.

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

Additionally, during the six months ended June 30, 2004, the Company entered into a promissory note with a third party (see Note 6). Upon receipt of funds from this note, Mr. Windorski caused the Company to transfer $500,000 to the above mentioned personal account, ostensibly to repay amounts owed to him for alleged advances, loans and unpaid (although unaccrued) compensation. This transfer exceeded any balance due to Mr. Windorski that had been previously recorded in the consolidated financial statements. This transfer may potentially be in violation of the Sarbanes-Oxley Act and other applicable laws. The Company requested repayment of the funds and Mr. Windorski has been transferring funds back to the Company; however only $232,000 has been repaid. In connection with the promissory notes, the Company entered into an agreement to purchase 2,800,000 shares of common stock for $364,000 from Richard Windorski. Mr. Windorski indicated that these shares had been pledged as collateral for the promissory notes described above. The Company has requested that legal counsel review the appropriateness of this agreement.

During the six months ended June 30, 2004, Mr. Richard Windorski, former CEO and a major stockholder, was employed pursuant to a two-year employment agreement effective May 25, 2002. The agreement called for a base salary of not less than $195,000, subject to review for salary increases on an annual basis. The agreement also provided for the grant of 500,000 stock purchase options to be executed after six months. During the six months ended June 30, 2004, Mr. Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was issued 8,000,000 shares of common stock, with a fair value at the date of issuance of $1,480,000. Additionally, Mr. Windorski was issued 1,000,000 shares of common stock pursuant to stock options. These shares had a fair value of $190,000 on the date of issuance. The Company is unable to determine the consideration received upon the exercise of the options. Assuming that no consideration was received, the cashless exercise price is less than the fair market value per share on the date of grant. The option plan pursuant to which the options were granted states that the option price for any option granted to a more than 10% shareholder shall not be less than 110% of the fair market value per share on the date of grant. The effect on the consolidated financial statements of this departure from the provisions of the 2004 Plan is unknown.

During the six months ended June 30, 2003, Mr. Richard Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was issued 7,050,000 shares of common stock, with a fair value at the date of issuance of $500,500 (1,300,000 of which were to be issued as of November 2002, with a value of $143,000, recognized in 2002). Additionally, subsequent to June 30, 2003, Mr. Windorski was granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.08, which was less than the fair market value per share on the date of grant. The option plan pursuant to which the options were granted states that the option price for any option granted to a more than 10% shareholder shall not be less than 110% of the fair market value per share on the date of grant. The effect on the consolidated financial statements of this departure from the provisions of the 2003 Plan is unknown.

On July 30, 2004, the Company filed a complaint in Superior Court of Pima County, Arizona, against Richard Windorski. The Company is seeking damages and injunctive relief, as necessary. The complaint alleges that Mr. Windorski engaged in numerous schemes related to issuance of the Company's shares, including receipt of kickbacks related to share issuances. The complaint also alleges that Mr. Windorski diverted corporate funds without authorization for his personal benefit, and failed to account for such funds. The complaint states that additional defendants, including the recipients of the improperly issued shares, may be named in the future.

During the second quarter of 2004, a stockholder advanced an aggregate of $46,000 to the Company for working capital. Terms for repayment are being negotiated.

9. INTANGIBLE ASSETS

During the second quarter of 2004, the Company conducted an impairment assessment of the goodwill associated with the acquisition of certain assets of TransMex USA, Inc. Based on this assessment; the Company has recorded an impairment expense of $105,000, representing the entire amount of the goodwill related to these assets.

10. COMMITMENTS AND CONTINGENCIES

In January 2004, the Company issued two promissory notes to third parties to borrow an aggregate principal amount of $1,100,000. Upon receipt of funds from these notes, the former CEO caused the Company to transfer $500,000 to his personal account described in Note 8. The notes were settled in full through the issuance of 11,000 shares of preferred stock (see Notes 4 and 6). Pursuant to the terms of the issuance of the preferred stock, no funds received by the Company were to be used to pay down officer debt. Counsel of the Company is reviewing the agreements and amendments to ascertain if this transfer constituted an event of default. The Company has received information from a representative of the third parties that the transfer of funds is a violation of the terms of the agreement. The effect on the consolidated financial statements is unknown.

LEGAL PROCEEDINGS

On February 18, 2004, Team Logistics, Inc. and Paul Titus filed a complaint in the United States District Court for the District of Kansas against the Company, Richard Windorski and Jeffrey Smuda. The complaint alleges breach of contract, breach of fiduciary duty/misrepresentation/fraud and civil conspiracy against the defendants. The claims relate to the acquisition of Team Logistics, Inc f/k/a Great Plains Transportation, Inc. by the Company. The complaint seeks specific performance of the acquisition or, in the alternative, recovery of money damages in excess of $75,000. The Company intends to defend the lawsuit on several grounds, including lack of consideration.

On July 30, 2004, the Company filed a complaint in Superior Court of Pima County, Arizona, against its former Chief Executive Officer, Richard Windorski. The Company is seeking damages and injunctive relief, as necessary. The complaint alleges that Mr. Windorski engaged in numerous schemes related to issuance of the Company's shares, including receipt of kickbacks related to share issuances. The complaint also alleges that Mr. Windorski diverted corporate funds without authorization for his personal benefit, and failed to account for such funds. The complaint states that additional defendants, including the recipients of the improperly issued shares, may be named in the future.

PAYROLL LIABILITIES

The Company is delinquent in payment of certain of its payroll tax liabilities. Additionally, the Company has not withheld FICA, Medicare or withholding taxes on certain cash payments and stock compensation, including stock options. The Company has accrued an estimated liability for both the employer and employee portion of FICA and Medicare tax. This estimated liability is an aggregate accrual of $272,160 at June 30, 2004 and December 31, 2003.

11. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $8,333,505, a negative cash flow from operations of $1,093,478, a working capital deficiency of $1,785,861 and a stockholders' deficiency of $461,684. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Actions have been implemented that have resulted in additional financing, administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations. The Company continues to evaluate its operations and management anticipates that significant additional actions will be implemented, including consolidation of operations and further cost and accounting control functions. Management anticipates that divestures of certain operations as well as additions of operations may occur over the next six months. While these activities are not without operational risk, management believes that implementation of these strategies will result in increased revenue and reduced costs from operations in the future.

12. SUBSEQUENT EVENTS

Subsequent to June 30, 2004 the Company:

     o Amended the Certificate of Designation of its Series A preferred stock to reduce the conversion rate to 85% of market price, to set a floor on the conversion price at $0.01, and to set a ceiling on the conversion price of $0.04.

     o Executed two promissory notes, each in the principal amount of $275,000. The notes contain essentially the same terms. Each note bears interest at 5% per year. Each note calls for monthly payments of $27,500, commencing February 4, 2005, with each payment applied first to unpaid accrued interest, with the balance to principal. Any remaining principal balance, plus accrued interest, is due and payable in full on February 4, 2006. The notes are secured by 6,000,000 shares of common stock owned by the Company's president and CEO.

     o Amended the terms of the 1,500,000 warrants described in Note 6 to adjust the exercise price to $0.10 per share.

     o Filed a complaint in Superior Court of Pima County, Arizona, against its former Chief Executive Officer, Richard Windorski. The Company is seeking damages and injunctive relief, as necessary. The complaint alleges that Mr. Windorski engaged in numerous schemes related to issuance of the Company's shares, including receipt of kickbacks related to share issuances. The complaint also alleges that Mr. Windorski diverted corporate funds without authorization for his personal benefit, and failed to account for such funds. The complaint states that additional defendants, including the recipients of the improperly issued shares, may be named in the future.


13. CONCENTRATIONS

For the six months ended June 30, 2004, the Company had one customer which accounted for approximately 11% of net revenue. For the six months ended June 30, 2003, the Company had three customers which accounted for approximately 76% of net revenue.

14. RECEIVABLES SOLD WITH RECOURSE

The Company's subsidiary, JBP Express, Inc., sells the majority of its accounts receivable to a bank. The agreement provides that the bank may require the Company to repurchase any receivable if any minimum payment due on such receivable remains unpaid following 120 days after its invoice date. The bank retains a portion of the purchase price of the receivables as a reserve for the satisfaction of the repurchase obligation. The bank holds a security interest in substantially all of the assets of JBP Express, Inc., as well as the personal guarantees of the former owners of JBP Express, Inc. At June 30, 2004, the Company was contingently liable for the repurchase of $388,070 of accounts receivable. The reserve account had a balance of $53,397 at June 30, 2004, which is shown as restricted cash on the accompanying balance sheet.

Accounts receivable are comprised of the following at June 30, 2004:

          Receivables sold                   $    388,070
          Proceeds received                      (388,070)
                                             -------------
                                                       --
          Other accounts receivable, net          193,795
                                             -------------
                                             $    193,795
                                             =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products in the marketplace. As a result of numerous factors, some of which are identified herein, our actual results could differ materially from those discussed below.

OVERVIEW

OrderPro Logistics, Inc. supplies transportation, freight brokerage, packaging assessment, private fleet management and procurement management services directly and through its subsidiaries. OrderPro provides on-site logistics management, process improvement consulting, claims management, warehouse storage, private fleet management and delivery and product assembly. OrderPro integrates all customer shipping needs from order entry through successful delivery.

The corporate headquarters are currently located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona. OrderPro and its subsidiaries had approximately 70 employees as of June 30, 2004.

In May, 2004, Richard L. Windorski, our former president and chief executive officer, resigned and was replaced by Jeffrey M. Smuda. Following the resignation of Mr. Windorski, the board of directors and management undertook an evaluation of OrderPro's corporate structure and company operations. Many areas requiring action, improvement, development or further evaluation were identified. As a result, actions have been implemented that have resulted in administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations. OrderPro continues to evaluate its operations and management anticipates that significant additional actions will be implemented, including consolidation of operations and further cost and accounting control functions. Management anticipates that possible divestures of certain operations as well as additions of operations may occur over the next six months. While these activities are not without operational risk, management believes that implementation of these strategies will result in increased revenue and reduced costs from operations in the future. Management believes it can finance these activities with its current cash and cash generated from operations.

In addition, management investigated numerous activities conducted by Mr. Windorski while he was the chief executive officer. This investigation resulted in OrderPro filing a lawsuit against Mr. Windorski. See "Legal Proceedings" below. The investigation of the activities is ongoing and OrderPro anticipates that additional parties will be named as defendants in the lawsuit. While the lawsuit will divert management attention and company resources, management believes that prosecution of the lawsuit will ultimately recover company assets and enhance shareholder value.

Our operations are subject to substantial risks inherent in the operation, consolidation and development of diverse businesses operating in the transportation industry. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with integrating new business lines, including uncertainty as to cohesiveness of overall operations, expenses and competition. There is no assurance that our operations will result in cash flow sufficient to finance the growth of our business or to pay off our existing debt obligations.

We need significant additional capital to execute our plan of operations. As set forth in the notes to our audited consolidated financial statements for the year ended December 31, 2003, based upon our prior net loses, negative cash flow from operations, working capital deficiencies and stockholders' deficit, our auditors have raised substantial doubt as to our ability to continue as a going concern. As stated above, actions have been implemented that have resulted in administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations. OrderPro continues to evaluate its operations and management anticipates that significant additional actions will be implemented, including consolidation of operations and further cost and accounting control functions. While we face substantial risks and uncertainty, management believes that the recent additional financing, as well as our efforts to increase revenue and control costs will allow us to continue to operate for the next twelve months. However, due to the substantial risks involved in our operations, there can be no assurance that our operations will ultimately be profitable or that we will be able to continue operations as currently conducted.

RESULTS OF OPERATIONS

The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-QSB and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

OrderPro suspended operations during the second quarter of 2002, to focus its efforts on completing its listing on the OTCBB. This was accomplished in September, 2002. The Company resumed its planned operating activities in November of 2002, through the acquisition of the assets of Great Plains Transportation, Inc. However, for accounting purposes, this acquisition was not considered consummated, since the Company did not take effective control and possession of the assets and operations to be acquired. The cash transactions were maintained in a bank account over which the Company had no signature or authority and daily transactions and operations were initiated by an employee carried over from the previous ownership. The previous owner contributed significant amounts of cash to maintain operations of the acquired assets. The activity of the Great Plains assets has been removed from the financial statements. The Company's operations actually resumed, then, with the acquisition of the assets of TransMex in February 2003. OrderPro also completed the acquisitions of All American Assemblies and JBP Express in October 2003.
As a result of the suspension of operations in 2002, the resumption of operations in late February 2003, and the late 2003 acquisitions included in 2004 operations, comparisons between the 2004 and 2003 periods presented are not meaningful.

For the six months ended June 30, 2004, revenue was $2,165,680, cost of revenue was $1,894,332 and gross profit was $271,348, or 12.5% of revenue.

Operating expenses for the 2004 period totaled $8,002,768. Compensation and related costs were $6,936,255. Of that amount, $5,232,867 was paid through the issuance of common stock. An additional amount of $1,003,361 is attributable to the fair value of stock options issued. Significant other operating expenses include professional fees of $609,652, rent of $60,037, telephone of $54,835, factor and bank fees of $63,708 and travel and entertainment of $33,105. The Company also recorded an impairment of goodwill during 2004 of $105,000. This is related to the goodwill recorded in the acquisition of TransMex in February 2004.

For 2004 other expenses include interest expense of $25,388, financing costs of $574,697 (which include non-cash charges of $324,808 related to the beneficial conversion feature of the Company's preferred stock and warrants issued in the settlement of notes payable) and a non-cash charge for a beneficial conversion feature of the Company's convertible debentures of $2,000.

For the 2003 period, revenue was $127,414, cost of revenue was $136,782 and gross loss was $9,368. The revenue resulted from the acquisition of the TransMex operations in late February.

Operating expenses for 2003 totaled $1,490,285. Compensation and related costs were $1,117,011. Of that amount, $1,075,261 was paid through the issuance of common stock. The Company incurred costs of $53,102 which were related to the continued development of software. Costs related to the software have been expensed as incurred. Other operating expenses include professional fees of $49,945, business development costs of $138,868 and rent of $45,770.

For 2003 other expenses include interest expense of $81,923 and a non-cash charge for a beneficial conversion feature of the Company's convertible debentures of $135,749.

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

The net result on operations of the restatement for 2003 is to increase net loss by approximately $610,000. Loss per share increased to $(0.07) from $(0.05).

OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

As stated above, OrderPro suspended operations during the second quarter of 2002.The Company's operations actually resumed with the acquisition of the assets of TransMex in February 2003. OrderPro completed the acquisitions of All American Assemblies and JBP Express in October 2003. As a result of the suspension of operations in 2002 and the resumption in late February 2003, along with the late 2003 acquisitions, comparisons between the 2004 and 2003 periods are not meaningful.

For the three months ended June 30, 2004, revenue was $1,178,678, cost of revenue was $1,015,507 and gross profit was $163,171, or 13.8% of revenue.

Operating expenses for the 2004 period totaled $2,160,387. Compensation and related costs were $1,522,515. Of that amount, $913,500 was paid through the issuance of common stock. An additional amount of $158,035 is attributable to the fair value of stock options issued. Significant other operating expenses include professional fees of $422,790, rent of $30,339, telephone of $30,273, factor and bank fees of $30,972 and travel and entertainment of $14,165. The Company also recorded an impairment of goodwill during 2004 of $105,000. This is related to the goodwill recorded in the acquisition of TransMex in February 2004.

For 2004 other expenses include interest expense of $8,942 and financing costs of $13,889, related to shares sold at a discount to market value.

For the 2003 period, revenue was $71,492, cost of revenue was $58,849 and gross profit was $12,643, or 17.7% of revenue. The revenue resulted from the acquisition of the TransMex operations in late February.

Operating expenses for 2003 totaled $973,515. Compensation and related costs were $860,719. Of that amount, $825,511 was paid through the issuance of common stock. The Company incurred costs of $23,255 which were related to the continued development of software. Costs related to the software have been expensed as incurred. Other operating expenses include professional fees of $39,595, rent of $24,424 and insurance of $15,083.

For 2003 other expenses include interest expense of $71,377 and a non-cash charge for a beneficial conversion feature of the Company's convertible debentures of $67,943.

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

The net result on operations of the restatement for 2003 is to increase net loss by approximately $439,000. Loss per share increased to $(0.04) from $(0.02).

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities was approximately $1,093,000 in 2004 as compared to approximately $345,000 in 2003. The use of cash in 2004 is the result of a net loss of approximately $8,333,000, partially offset by non-cash charges of approximately $7,208,000, and a net change in operating assets and liabilities of approximately $32,000. For 2003, a loss of approximately $1,717,000 was partially offset by non-cash charges of approximately $1,080,000 and a net change in operating assets and liabilities of approximately $292,000.

Cash used in investing activities for property and equipment and acquisitions was approximately $119,000 in 2004, with no use of cash in 2003.

Cash generated by financing activities was approximately $1,225,000 in 2004, as compared to approximately $361,000 in 2003. During 2004, the Company received net proceeds of $864,000 from the issuance of promissory notes, approximately $628,000 from the sale of common stock (including the exercise of options) and approximately $28,000 from cash overdrafts in bank accounts. The Company repaid notes payable in the amount of approximately $81,000 and had net transfers of cash to related parties of approximately $214,000. During 2003, the Company received approximately $182,000 from the sale of debentures and net transfers of cash from related parties of approximately $179,000.

At June 30, 2004 the Company had cash of approximately $23,000, which is offset by overdrafts of approximately $80,000. The Company expects that it will need to obtain additional debt and equity financing to maintain operations in 2004.

OrderPro had a net working capital deficit at June 30, 2004. The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Actions have been implemented that have resulted in additional financing, administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $8,333,505, a negative cash flow from operations of $1,093,478 and a working capital deficiency of $1,785,861. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During August 2004 OrderPro amended the Certificate of Designation of its Series A convertible preferred stock to reduce the conversion rate to 85% of market price, to set a floor on the conversion price at $0.01, and to set a ceiling on the conversion price of $0.04.

Also during August, 2004 OrderPro executed two promissory notes, each in the principal amount of $275,000. The notes contain essentially the same terms. Each note bears interest at 5% per year. Each note calls for monthly payments of $27,500, commencing February 4, 2005, with each payment applied first to unpaid accrued interest, with the balance to principal. Any remaining principal balance, plus accrued interest, is due and payable in full on February 4, 2006. The notes are secured by 6,000,000 shares of common stock owned by the Company's president and CEO.

To date, OrderPro has financed its operations principally through the founder's investment, the placement of convertible debentures and the sale of common stock and equity securities. We will consider both the public and private sale of securities and or debt instruments for expansion of operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, OrderPro may look to these public and private sources of financing. We do not know whether we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the company's ability to timely meet its business objectives.

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

FACTORS AFFECTING FUTURE PERFORMANCE

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003, including those in the Notes to Financial Statements.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statements are based. Our filings with the SEC, including the Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

ITEM 3. CONTROLS AND PROCEDURES

OrderPro's Chief Executive Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2004, Team Logistics, Inc. and Paul Titus filed a complaint in the United States District Court for the District of Kansas against the Company, Richard Windorski and Jeffrey Smuda. The complaint alleges breach of contract, breach of fiduciary duty/misrepresentation/fraud and civil conspiracy against the defendants. The claims relate to the acquisition of Team Logistics, Inc f/k/a Great Plains Transportation, Inc. by the Company. The complaint seeks specific performance of the acquisition or, in the alternative, recovery of money damages in excess of $75,000. The Company intends to defend the lawsuit on several grounds, including lack of consideration.

On July 30, 2004, the Company filed a complaint in Superior Court of Pima County, Arizona, against its former Chief Executive Officer, Richard Windorski. The Company is seeking damages and injunctive relief, as necessary. The complaint alleges that Mr. Windorski engaged in numerous schemes related to issuance of the Company's shares, including receipt of kickbacks related to share issuances. The complaint also alleges that Mr. Windorski diverted corporate funds without authorization for his personal benefit, and failed to account for such funds. The complaint states that additional defendants, including the recipients of the improperly issued shares, may be named in the future.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

During the three months ended June 30, 2004, a total of 4,870,833 shares of our common stock were issued, 2,954,167 of which were issued primarily at the direction Richard Windorski, our former chief executive officer. OrderPro received various consideration for the shares, including cash, debt relief and services. Shares totaling 4,620,833 were purportedly issued pursuant to a Form S-8 registration statement. However, the amount of shares purportedly issued under the Form S-8 exceeded the number of shares subject to such registration. Current management believes that certain transactions purportedly issued under the Form S-8 were not appropriately issued under this registration statement. The transactions comprising a substantial number of the shares issued in the three months ended June 30, 2004, as well as a substantial number of previous share issuances, are currently under internal investigation by OrderPro and may result in other parties being named in the litigation pending against Mr. Windorski. See "Legal Proceedings" above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2004 there were outstanding $99,425 of convertible debentures which are past due and in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)Certifications

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

Current Reports on Form 8-K were filed as follows:

Date of Report: May 18, 2004, Items Reported: 5 and 6

Date of Report: August 2, 2004, Items Reported: 5 and 7

SIGNATURES

In accordance with the requirements of the Exchange Act, t e Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORDERPRO LOGISTICS, INC.

(Registrant)

     Date: August 23, 2004                   By /s/ Jeffrey M. Smuda
                                                -----------------------------
                                                Jeffrey M. Smuda, CEO
                                                OrderPro Logistics, Inc.