Form 10QSB
period 2004-09-30
ORDERPRO LOGISTICS INC
filed 2005-01-24
CIK 1116884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: January 17, 2005, 127,370,410 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (Check One)   Yes [ ] No [X]

                                           ORDERPRO LOGISTICS, INC.


                                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                            Page

Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited)                      2

              Condensed Consolidated Statements of Operations for the Nine and Three
              Months ended September 30, 2004 and 2003 (unaudited)                                           3

              Condensed Consolidated Statements of Cash Flows for the Nine Months
              ended September 30, 2004 and 2003 (unaudited)                                                  4

              Notes to Condensed Consolidated Financial Statements (unaudited)                               5

Item 2.  Management's Discussion and Analysis or Plan of Operation                                          13

Item 3.  Controls and Procedures                                                                            18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  18

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities                     19

Item 3.  Defaults Upon Senior Securities                                                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                                                19

Item 5.  Other Information                                                                                  19

Item 6.  Exhibits                                                                                           19

                  Signatures                                                                                20


                                                      1

                    ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   September 30,
                                                                        2004
                                                                   -------------
                                                                    (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                     $     33,865
     Accounts receivable, net of allowance of $9,166                     66,293
     Prepaid expenses                                                     8,899
     Assets of discontinued operations                                  132,263
     Other assets                                                           209
                                                                   -------------

Total current assets                                                    241,529

Property and equipment, net                                             142,465

Goodwill                                                                160,000
Assets of discontinued operations                                       210,467
Due from stockholder and former officer                                 334,128
Deposits                                                                  1,842
                                                                   -------------

TOTAL ASSETS                                                       $  1,090,431
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Cash overdraft                                                $      2,327
     Accounts payable                                                   400,775
     Accrued interest payable                                            56,154
     Payroll liabilities                                                720,091
     Notes payable - stockholders                                       550,000
     Notes payable - current portion                                     25,068
     Convertible notes payable                                           99,425
     Payable for acquisitions                                           146,247
     Liabilities of discontinued operations                             300,961
     Advances from employees                                              9,780
     Due to stockholders                                                 44,658
                                                                   -------------

Total current liabilities                                             2,355,486

Liabilities of discontinued operations                                   83,210
Notes payable, less current portion                                      47,134
                                                                   -------------

Total liabilities                                                     2,485,830
                                                                   -------------

Commitments and contingencies

Stockholders' deficiency
     Preferred stock, par value $0.0001; 10,000,000 shares
       authorized, 11,000 shares issued and outstanding                       1
     Common stock, $0.0001 par value; 250,000,000
       shares authorized, 112,525,410 shares issued
       and outstanding                                                   11,253
     Additional paid-in capital                                      19,693,896
     Accumulated deficit                                            (20,934,299)
     Deferred equity based expense                                     (166,250)
                                                                   -------------

Total stockholders' deficiency                                       (1,395,399)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,090,431
                                                                   =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                      2004               2003               2004                2003
                                                  --------------     --------------     --------------     --------------
                                                                     (As Restated)                         (As Restated)
Net revenues                                      $     209,451      $      54,671      $     656,246      $     182,085

Cost of revenues                                        194,461             21,388            517,309            158,170
                                                  --------------     --------------     --------------     --------------

Gross profit                                             14,990             33,283            138,937             23,915
                                                  --------------     --------------     --------------     --------------

Operating expenses:
     Compensation and related costs                   1,438,268          1,192,322          8,374,523          2,309,333
     Professional fees                                  115,389             38,528            711,265             88,473
     Software expense                                    (2,800)            88,326                873            141,428
     Impairment of goodwill                             497,213                 --            602,213                 --
     Other selling, general and adminstrative           155,194            214,610            319,957            484,837
                                                  --------------     --------------     --------------     --------------

Total operating expenses                              2,203,264          1,533,786         10,008,831          3,024,071
                                                  --------------     --------------     --------------     --------------

Loss from operations                                 (2,188,274)        (1,500,503)        (9,869,894)        (3,000,156)
                                                  --------------     --------------     --------------     --------------

Other expenses
     Interest                                           (12,504)            (9,403)           (32,654)           (91,326)
     Financing costs                                   (138,627)                --           (713,324)                --
     Beneficial conversion                                   --            (29,911)            (2,000)          (165,660)
                                                  --------------     --------------     --------------     --------------

Total other expense                                    (151,131)           (39,314)          (747,978)          (256,986)
                                                  --------------     --------------     --------------     --------------

Loss before provision for income taxes               (2,339,405)        (1,539,817)       (10,617,872)        (3,257,142)

Provision for income taxes                                   --                 --                 --                 --
                                                  --------------     --------------     --------------     --------------

Loss from continuing operations                      (2,339,405)        (1,539,817)       (10,617,872)        (3,257,142)
Income (loss) from discontinued operations               17,903                               (37,136)
                                                  --------------     --------------     --------------     --------------

Net loss                                          $  (2,321,502)     $  (1,539,817)     $ (10,655,008)     $  (3,257,142)
                                                  ==============     ==============     ==============     ==============

Continuing operations:
Loss per share, basic and diluted                 $       (0.02)     $       (0.04)     $       (0.10)     $       (0.11)
                                                  ==============     ==============     ==============     ==============

Weighted average number of common shares
     outstanding, basic and diluted                 114,300,410         43,287,781        104,495,559         29,973,126
                                                  ==============     ==============     ==============     ==============


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            3

                    ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)


                                                     2004               2003
                                                 -------------     -------------
                                                                   (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(10,655,008)     $ (3,257,141)
Add back loss from discontinued operations             37,136                --
                                                 -------------    --------------
Loss from continuing operations                   (10,617,872)       (3,257,141)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation                                       26,500             5,897
    Bad debt expense                                    9,166                --
    Equity based expense                            8,194,602         2,260,541
    Non-cash financing expense                        236,000                --
    Impairment of goodwill                            602,213                --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                   2,300            (9,418)
  Prepaid expenses                                     (4,907)               --
  Other assets                                           (209)           (3,450)
Increase (decrease) in:
  Accounts payable and accrued expenses               (17,416)          305,406
                                                 -------------     -------------

Net cash used in operating activities              (1,569,623)         (698,165)
                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions                            (95,000)          (15,000)
Property and equipment acquired                       (47,693)          (12,258)
                                                 -------------     -------------

Net cash used in investing activities                (142,693)          (27,258)
                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from cash overdraft                             (317)           17,446
Proceeds from notes payable                         1,439,000           182,500
Repayments of notes payable                           (51,688)               --
(Repayments to) advances from stockholder
  and former officer, net                            (238,438)           62,498
Advances from stockholders                             39,938                --
Repurchase of stock                                    (6,000)               --
Stock issued for cash                                 627,500           463,005
                                                 ------------      ------------

Net cash provided by financing activities           1,809,995           725,449
                                                 -------------     -------------

Net cash used by discontinued operations              (71,391)               --
                                                 -------------     -------------

Net increase in cash                                   26,288                26

Cash, beginning of period                               7,577               317
                                                 -------------     -------------

Cash, end of period                              $     33,865      $        343
                                                 =============     =============

Cash paid for:
  Interest                                       $     20,280      $         --
                                                 =============     =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ORDERPRO LOGISTICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS

OrderPro Logistics, Inc. and its subsidiary JBP Express, Inc. (collectively "OrderPro" or the "Company") is a customer-oriented provider of innovative and cost-effective logistics solutions. With expertise in multi-modal transportation management, OrderPro provides complete supply chain management, including multi-modal transportation services, process improvement consulting, claims management, private fleet management, warehouse storage, local delivery services and product assembly. The operations of the Company's subsidiary, JBP Express, Inc. ("JBP") have been discontinued and its assets, liabilities and operations are reported as separate items in the condensed consolidated financial statements (see Note 4).

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements, which include the Company's wholly owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements for 2004 include the accounts of OrderPro Logistics, Inc. and its subsidiary, JBP (acquired October 15, 2003). All material intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements for 2003 include the accounts of OrderPro Logistics, Inc.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on the Black-Scholes option-pricing model. During the nine months ended September 30, 2004 the Company has recorded an expense of $190,000, representing the intrinsic value of 1,000,000 options granted to an employee on the date of grant. This amount approximated fair value as determined by the provisions of SFAS 123; therefore net loss for 2004 and loss per share would be unchanged. There were 1,500,000 options issued to one employee during the nine months ended September 30, 2003, and an expense of $45,000, representing the intrinsic value, has been recorded in the accompanying financial statements. If the provisions of SFAS 123 were applied to the 2003 options, net loss would be increased by $41,193, to $3,298,335 and $1,581,010 for the nine and three months ended September 30, 2003, respectively, and loss per share would be unchanged.

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings
(loss) per share ("Basic EPS") and diluted or earnings (loss) per share ("Diluted EPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At September 30, 2004 the Company had 66,620,632 potentially dilutive securities outstanding, related primarily to convertible preferred stock, with 1,984,750 potentially dilutive securities outstanding at September 30, 2003, related to convertible debentures. A reconciliation between basic and diluted earnings (loss) per share has not been presented because the assumed exercise of common stock equivalents would be anti-dilutive for all periods presented.

RECLASSIFICATIONS

Certain items have been reclassified in prior period statements to conform to the current period presentation.

2. RESTATEMENT

The accompanying September 30, 2003 condensed financial statements have been restated to reclassify and expense the erroneous capitalization of internally developed software and to reverse the related amortization, to correct the valuation and presentation of stock issued for services, to record a beneficial conversion feature related to convertible debentures, and to remove customer lists and internally developed software received from the Company's then CEO and majority stockholder and the related liability.

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

The net result on operations of the restatements for the nine and three month periods ended September 30, 2003 was to decrease the nine month net loss by approximately $281,000 and to increase the three month net loss by approximately $318,000. Loss per share increased to $(0.04) for the three months ended September 30, 2003, from $(0.03) and decreased to $(0.11) for the nine months ended September 30, 2003, from $(0.12).

3. ACQUISITIONS

During 2003 the Company made the following acquisitions:

         o On February 21, 2003, the Company acquired certain assets of TransMex USA, Inc. The purchase price was $75,000 in cash. The Company also assumed a liability of $30,000. The balance due to the seller of $75,000 was due at closing, but was unpaid at September 30, 2004 and December 31, 2003.

         o On October 1, 2003, the Company acquired certain assets of All American Assemblies, Inc. The purchase price was $225,000 in cash. There is a balance due to the seller of $71,247 and $136,247 at September 30, 2004 and December 31, 2003,
                  respectively.

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

The following table represents unaudited pro forma results of continuing operations for the nine and three month periods ended September 30, 2003, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown. The operations of JBP have been excluded since those operations have been discontinued.

                                             Nine Months        Three Months
                                                Ended               Ended
                                            September 30,       September 30,
                                                2003                2003
                                            -------------       -------------

Revenue                                     $    513,750        $    141,087
Net loss                                      (3,277,420)         (1,538,575)
Loss per share                                     (0.11)              (0.04)


4. DISCONTINUED OPERATIONS

The operations of JBP have been discontinued as a result of on-site management of JBP resigning their employment the week of October 11, 2004. Management has evaluated the operations of this facility and has determined that the operations will not be resumed. The assets, liabilities and operations of JBP have been reported as discontinued operations in the accompanying condensed consolidated financial statements. As a result of this decision, the goodwill of $497,213 related to the JBP operations has been fully impaired at September 30, 2004.

Assets and liabilities of the discontinued operations have been estimated as of September 30, 2004 and consist of the following:

Assets:
Cash, including $71,574 restricted                                  $    83,220
Accounts receivable                                                      49,043
Property and equipment, net                                             192,717
Deposits                                                                 17,750
                                                                    ------------

Total assets                                                        $   342,730
                                                                    ============

Liabilities:
Accounts payable                                                    $   178,091
Payroll taxes payable                                                    51,784
Notes payable                                                           154,296
                                                                    ------------

Total liabilities                                                   $   384,171
                                                                    ============


5. STOCKHOLDERS' DEFICIENCY

Preferred Stock:

The Company has 10,000,000 shares of Preferred Stock, $0.0001 par value, authorized for issuance. During the six months ended June 30, 2004, the Company issued 11,000 shares of Series A preferred stock in settlement of notes payable aggregating $1,100,000. The Company recorded a beneficial conversion expense of $155,049 related to the issuance of the convertible preferred stock.

During July 2004 the Company amended the Certificate of Designation of its Series A preferred stock to reduce the conversion rate to 85% of market price, to set a floor on the conversion price at $0.01, and to set a ceiling on the conversion price of $0.04 (see Note 7).

Common Stock:

During the nine months ended September 30, 2004, the Company had the following common stock transactions:

         o        33,137,500 shares of common stock were issued for services.
                  The aggregate value of these shares was $5,974,750, of which $166,250 was deferred at September 30, 2004. During August, the Company cancelled 3,350,000 of these shares and reversed $615,750 of compensation expense because services were never provided on certificates previously created by Richard Windorski but never delivered. During the three months ended September 30, 2004 the Company expensed $1,513,550 of previously deferred stock based compensation, since no future services will be provided.

         o 1,666,666 shares of common stock were sold for cash proceeds of $75,000. The shares were sold at a discount to market and a financing cost of $52,778 has been recorded.

         o 6,616,667 shares of common stock were issued upon exercise of stock options, for cash proceeds of $552,500.

         o 4,975,000 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $582,500. During the three months ended September 30, 2004 the Company expensed $308,750 of previously deferred stock based compensation, since no future services will be provided.


         o 1,000,000 shares of common stock were issued to Richard Windorski upon exercise of employee stock options. No cash was paid upon exercise. The options were recorded at $190,000, the intrinsic value.

         o 191,490 shares of common stock were cancelled in connection with the settlement of a payable.

         o 200,000 shares of common stock were issued upon conversion of a $10,000 10% convertible debenture.

         o The Company issued warrants to purchase 1,500,000 shares of common stock, related to the issuance of the preferred stock described above, and recorded an expense of $169,759 related to the warrants. The Company repriced these warrants in August 2004 and recorded an additional financing cost of $620.

         o The Company repurchased 200,000 shares of its common stock for $6,000 and cancelled the shares.

During the nine months ended September 30, 2003, the Company had the following common stock transactions:

         o 4,600,000 shares of common stock were issued upon conversion of $222,500 of the Company's 10% convertible debentures.

         o 15,762,904 shares of common stock, valued at $1,237,205, were issued for services.

         o 5,871,429 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $472,429.

         o The Company recorded an expense of $456,769 related to the fair value of options granted to non-employees and has recorded an expense of $45,000 related to the intrinsic value of an option granted to an employee.

         o 4,494,258 shares of common stock were issued upon exercise of stock options, for cash proceeds of $315,005.

         o 1,850,000 shares of common stock were sold for cash proceeds of $148,000.

6. STOCK OPTION PLAN

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

The transactions comprising a substantial number of the shares issued in the first six months of 2004, as well as a substantial number of previous share issuances, are currently under internal investigation by the Company and may result in other parties being named in the litigation pending against Mr. Windorski (see Note 11).

7. NOTES PAYABLE

During January 2004 the Company issued an aggregate of $1,100,000 of 5% promissory notes, due February 9, 2004 (See Note 11). Net proceeds from the notes were $864,000, after payment of financing costs and professional fees. The Company settled these notes in full in March 2004 through the issuance of an aggregate of 11,000 shares of Series A convertible preferred stock. The preferred stock was convertible into shares of common stock at a rate of 88% of market price. Due to the beneficial conversion feature of the preferred stock, the Company has recorded a financing expense of $155,049. The Company also issued three warrants to purchase an aggregate of 1,500,000 shares of stock at an exercise price of $0.30 per share. The company has recorded an additional financing expense of $169,759 related to these warrants. During July, 2004 the Company amended the terms of the warrants described above to adjust the exercise price to $0.10 per share. An expense of $620 has been recorded as a result of this repricing. The Company also reduced the conversion rate of the preferred stock to 85% of market value. As a result, the Company has recorded an additional beneficial conversion expense of $44,118.

During 2004, the Company entered into various notes payable, related to the purchase of property and equipment. These notes aggregated $169,070 and are secured by the equipment purchased.

During August 2004 the Company executed two promissory notes, each in the principal amount of $275,000, resulting in cash proceeds of $550,000. The notes contain essentially the same terms. Each note bears interest at 5% per year. Each note calls for monthly payments of $27,500, commencing February 4, 2005, with each payment applied first to unpaid accrued interest, with the balance to principal. Any remaining principal balance, plus accrued interest, is due and payable in full on February 4, 2006. The notes are secured by 6,000,000 shares of common stock owned by the Company's president and CEO and he has personally guaranteed the notes.

8. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2004, the Company had the following non-cash investing and financing activities:

         o        33,137,500 shares of common stock were issued for services.
                  The aggregate value of these shares was $5,974,750, of which $166,250 is deferred at September 30, 2004. During August, the Company cancelled 3,350,000 of these shares and reversed $615,750 of compensation expense. During the three months ended September 30, 2004 the Company expensed $1,822,300 of previously deferred stock based compensation, since no future services will be provided.

         o 4,975,000 shares of common stock were issued upon the exercise of stock options, in consideration of services valued at $582,500.

         o 200,000 shares of common stock were issued upon conversion of a $10,000 10% convertible debenture.

         o 11,000 shares of Series A Convertible preferred stock were issued in settlement of an aggregate of $1,100,000 of notes payable.

         o The Company recorded a beneficial conversion expense of $199,167 related to the issuance of convertible preferred stock.

         o The Company recorded an expense of $170,379 related to warrants to purchase 1,500,000 shares of common stock.

         o The Company recorded an expense of $1,003,361 related to the fair value of options issued to employees and non-employees.

         o The Company acquired property and equipment with notes payable aggregating $169,070.

During the nine months ended September 30, 2003, the Company had the following non-cash investing and financing activities:

         o 4,600,000 shares of common stock were issued upon conversion of $222,500 of the Company's 10% convertible debentures.

         o 15,762,904 shares of common stock, valued at $1,237,205, were issued for services.

         o 5,871,429 shares of common stock were issued upon exercise of stock options, in consideration of services valued at $472,429.

         o The Company recorded an expense of $456,769 related to the fair value of options issued to non-employees and has recorded an expense of $45,000 related to the intrinsic value of an option issued to an employee.

9. RELATED PARTY TRANSACTIONS

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

Additionally, during the six months ended June 30, 2004, the Company entered into a promissory note with a third party (see Note 7). Upon receipt of funds from this note, Mr. Windorski caused the Company to transfer $500,000 to the above mentioned personal account, ostensibly to repay amounts owed to him for alleged advances, loans and unpaid (although unaccrued) compensation (See Note
11). This transfer exceeded any balance due to Mr. Windorski that had been previously recorded in the consolidated financial statements. This transfer may potentially be in violation of the Sarbanes-Oxley Act and other applicable laws. The Company requested repayment of the funds and Mr. Windorski has been transferring funds back to the Company; however only $232,000 has been repaid. In connection with the promissory notes, the Company entered into an agreement to purchase 2,800,000 shares of common stock for $364,000 from Richard Windorski. Mr. Windorski indicated that these shares had been pledged as collateral for the promissory notes described above. The Company has requested that legal counsel review the appropriateness of this agreement.

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

During the six months ended June 30, 2003, Mr. Richard Windorski (or OP Logistics, LP, a company owned by Mr. Windorski) was issued 7,050,000 shares of common stock, with a fair value at the date of issuance of $500,500 (1,300,000 of which were to be issued as of November 2002, with a value of $143,000, recognized in 2002). Additionally, during July, 2003, Mr. Windorski was granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.08, which was less than the fair market value per share on the date of grant. The option plan pursuant to which the options were granted states that the option price for any option granted to a more than 10% shareholder shall not be less than 110% of the fair market value per share on the date of grant. The effect on the consolidated financial statements of this departure from the provisions of the 2003 Plan is unknown.

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

During 2004, a stockholder advanced an aggregate of $56,000 to the Company for working capital. Terms for repayment are being negotiated. The Company repaid $18,000 and there is a balance of $38,000 at September 30, 2004. Another stockholder has advanced $6,658 for working capital with no formal terms for repayment.

10. INTANGIBLE ASSETS

During the second quarter of 2004, the Company conducted an impairment assessment of the goodwill associated with the acquisition of certain assets of TransMex USA, Inc. Based on this assessment; the Company has recorded an impairment expense of $105,000, representing the entire amount of the goodwill related to these assets. Also, as a result of the discontinuance of the JBP operations, the Company has fully impaired the goodwill of $497,213 related to these operations. This impairment was recorded at September 30, 2004.

11. COMMITMENTS AND CONTINGENCIES

In January 2004, the Company issued two promissory notes to third parties to borrow an aggregate principal amount of $1,100,000. Upon receipt of funds from these notes, the former CEO caused the Company to transfer $500,000 to his personal account described in Note 9. The notes were settled in full through the issuance of 11,000 shares of preferred stock. Pursuant to the terms of the issuance of the preferred stock, no funds received by the Company were to be used to pay down officer debt. Counsel of the Company is reviewing the agreements and amendments to ascertain if this transfer constituted an event of default. The Company has received information from a representative of the third parties that the transfer of funds is a violation of the terms of the agreement. The effect on the consolidated financial statements is unknown.

LEGAL PROCEEDINGS

On February 18, 2004, Team Logistics, Inc. and Paul Titus filed a complaint in the United States District Court for the District of Kansas against the Company, Richard Windorski and Jeffrey Smuda. The complaint alleges breach of contract, breach of fiduciary duty/misrepresentation/fraud and civil conspiracy against the defendants. The claims relate to the acquisition of Team Logistics, Inc f/k/a Great Plains Transportation, Inc. by the Company. The complaint seeks specific performance of the acquisition or, in the alternative, recovery of money damages in excess of $75,000. The Company intends to defend the lawsuit on several grounds, including lack of consideration. A mediation hearing was held in Kansas City in September to attempt to settle the case. Jeffrey Smuda attended, but Richard Windorski was not in attendance. Paul Titus was given a settlement offer which was declined. No other activity occurred on this case during the rest of the quarter.

On July 30, 2004, the Company filed a complaint in Superior Court of Pima County, Arizona, against its former Chief Executive Officer, Richard Windorski. The Company is seeking damages and injunctive relief, as necessary. The complaint alleges that Mr. Windorski engaged in numerous schemes related to issuance of the Company's shares, including receipt of kickbacks related to share issuances. The complaint also alleges that Mr. Windorski diverted corporate funds without authorization for his personal benefit, and failed to account for such funds. The complaint states that additional defendants, including the recipients of the improperly issued shares, may be named in the future. One potential defendant reached a settlement with the company out of court (see Note 13). The Company is considering appropriate actions to address the remaining defendants, as well as the status of the Arizona law suit.

In September 2004 Richard Windorski filed a complaint against the Company in the District Court in Douglas County, Nevada. The purpose of the complaint was to require the Company to hold a special meeting of shareholders for the purpose of electing directors. On November 9, 2004 the Douglas County District Court ordered the Company to hold a special meeting of its shareholders for the purpose of electing directors. As of January 21, 2005 the Company had not called a special shareholders' meeting.

PAYROLL LIABILITIES

The Company is delinquent in payment of certain of its payroll tax liabilities. Additionally, the Company has not withheld FICA, Medicare or withholding taxes on certain cash payments and stock compensation, including stock options. The Company has accrued an estimated liability for both the employer and employee portion of FICA and Medicare tax. The estimated liability for delinquent and current federal payroll taxes is an aggregate of approximately $650,000 at September 30, 2004.

12. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $10,655,008, a negative cash flow from operations of $1,569,623, a working capital deficiency of $2,113,957 and a stockholders' deficiency of $1,395,399. The operations of the Company's subsidiary, JBP, have also been discontinued. This subsidiary accounted for the majority of the Company's revenue. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Actions have been implemented that have resulted in additional financing, administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations. The Company continues to evaluate its operations and management anticipates that significant additional actions will be implemented, including further cost and accounting control functions. Management anticipates that divestures of certain operations as well as additions of operations may occur over the next six months. While these activities are not without operational risk, management believes that implementation of these strategies will result in increased revenue and reduced costs from operations in the future.

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2004 the Company:

         o        Issued 14,845,000 shares of common stock for services.

         o Entered into an agreement with a stockholder related to a dispute between the stockholder and the Company relating to shares issued to the stockholder pursuant to a consulting agreement. The stockholder has agreed to make a payment of $205,000 to the Company, and to return 2,975,000 shares of stock held by the stockholder for cancellation by the Company. The stockholder has made payments of $70,000; however, no shares have been returned and the stockholder is in default on the amounts due to the Company under the agreement.

14. CONCENTRATIONS

For the nine months ended September 30, 2004, the Company had one customer which accounted for approximately 36% of net revenue.

15. RECEIVABLES SOLD WITH RECOURSE

The Company's subsidiary, JBP Express, Inc., sold the majority of its accounts receivable to a bank. The agreement provides that the bank may require the Company to repurchase any receivable if any minimum payment due on such receivable remains unpaid following 120 days after its invoice date. The bank retains a portion of the purchase price of the receivables as a reserve for the satisfaction of the repurchase obligation. The bank holds a security interest in substantially all of the assets of JBP Express, Inc., as well as the personal guarantees of the former owners of JBP Express, Inc. At September 30, 2004, the Company was contingently liable for the repurchase of $418,607 of accounts receivable. The reserve account had a balance of $71,574 at September 30, 2004, which is included in assets of discontinued operations in the accompanying balance sheet.

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

OVERVIEW

OrderPro Logistics, Inc. supplies transportation, labor, private fleet management and supply chain management services directly and through its subsidiary. OrderPro provides on-site logistics management, process improvement consulting, private fleet management and delivery and product assembly. OrderPro integrates all customer shipping needs from order entry through successful delivery.

The corporate headquarters are currently located in the Northwest Corporate Center, 7400 North Oracle Road, Tucson, Arizona. OrderPro and its subsidiaries had approximately 50 employees as of September 30, 2004.

The services of JBP Express have been terminated as a result of the JBP management and office staff resigning their employment the week of October 11, 2004. This effectively shut down operations with no short term remedy to reopen. We are currently in discussions with our bank which has control of JBP's receivables as collateral on a bank line of credit to determine what funds, if any, are available to OPLO. This event will have a material effect the financial statements of the company in that JBP accounted for 79.4 % of OPLO's total revenue for the six months ended June 30, 2004. However, analysis of JBP Express financials reflect an operation that was losing money and required significant investment dollars to get to break-even. The net effect on the corporation is still under review. Management is assessing the recoverability of its assets, including, as mentioned above, its accounts receivables. Upon completion of this investigation, the Board of Directors will convene to determine the best course of action.

In May, 2004, Richard L. Windorski, our former president and chief executive officer, resigned and was replaced by Jeffrey M. Smuda. Following the resignation of Mr. Windorski, the board of directors and management undertook an evaluation of OrderPro's corporate structure and company operations. Many areas requiring action, improvement, development or further evaluation were identified. As a result, actions have been implemented that have resulted in administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations. Net reductions in overhead are in excess of $800,000 May through September. OrderPro continues to evaluate its operations and management anticipates that significant additional actions will be implemented, including consolidation of operations and further cost and accounting control functions. Management anticipates that divestures of certain operations as well as additions of operations may occur over the next six months. While these activities are not without operational risk, management believes that implementation of these strategies will result in increased revenue and reduced costs from operations in the future. Management believes it can finance these activities with its current cash and cash generated from operations.

In addition, management expended significant time and expense with our professional services affiliations on the activities conducted by Mr. Windorski while he was the chief executive officer and the lawsuit against Mr. Windorski. See "Legal Proceedings" below. The investigation of the activities is ongoing and OrderPro anticipates that additional parties will be named as defendants in the lawsuit. While the lawsuit will divert management attention and company resources, management believes that prosecution of the lawsuit will ultimately recover company assets and enhance shareholder value. Management engaged in negotiations with the support of legal counsel vs. an additional party and their role with the Company while Mr.Windorski was CEO. The additional party was receiving company stock at a discount, under the guise of a consulting agreement signed by Mr. Windorski. After extensive discussion and discovery, the additional party agreed to settle with the Company. The settlement includes repayment of unsubstantiated stock discounts and the return of all remaining Order Pro Logistics stock. The stockholder has agreed to make a payment of $205,000 to the Company, and to return 2,975,000 shares of stock held by the stockholder for cancellation by the Company.
The stockholder has made payments of $70,000; however, no shares have been returned and the stockholder is in default on the amounts due to the Company under the agreement.


Our operations are subject to substantial risks inherent in the operation, consolidation and development of diverse businesses operating in various industries involving transportation and supply chain services. The Company is evaluating diversifying their supply chain management capabilities into other markets regionally. This allows for utilization of non-asset based capabilities and higher management involvement, deriving potentially higher revenues and margins without the overhead burden. The difficulties experienced and reported with remote business units is also a driving influence to consolidate and expand operations in the SouthWest region. One area under review is Construction Services. The Company is looking to establish a support network for the dynamic commercial and, residential real estate development currently underway in Arizona. We envision offering top-level management services at the development sight, with addition support to include labor, procurement, transportation and sub-contracting This activity will fall under the definition of a 3PL arrangement for construction services. We expect this to create a multiple-margin opportunity on every development, and a regional basis of business for the Company to expand it's existing products and services to. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with integrating new business lines, including uncertainty as to cohesiveness of overall operations, expenses and competition. There is no assurance that our operations will result in cash flow sufficient to finance the growth of our business or to pay off our existing debt obligations.

We need additional capital to execute our plan of operations. As set forth in the notes to our financial statements for the year ended December 31, 2003, based upon our prior net loses, negative cash flow from operations, working capital deficiencies, professional services expenses realized and stockholders' deficit, our auditors have raised substantial doubt as to our ability to continue as a going concern. As stated above, actions have been implemented that have resulted in administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations. OrderPro continues to evaluate its operations and management anticipates that significant additional actions will be implemented, including consolidation of operations and further cost and accounting control functions. Management anticipates that divestures of certain operations as well as additions of operations may occur over the next six months. While these activities are not without operational risk, management believes that implementation of these strategies will result in increased revenue and reduced costs from operations in the future. While we face substantial risks and uncertainty, management believes that the recent additional financing, as well as our efforts to increase revenue and control costs will allow us to continue to operate as a going concern. However, due to the substantial risks involved in our operations, there can be no assurance that our operations will ultimately be profitable or that we will be able to continue operations as currently conducted.

RESULTS OF OPERATIONS

The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-QSB and with the financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

OrderPro suspended operations during the second quarter of 2002, to focus its efforts on completing its listing on the OTCBB. This was accomplished in September, 2002. The Company resumed its planned operating activities in November of 2002, through the acquisition of the assets of Great Plains Transportation, Inc. However, for accounting purposes, this acquisition was not considered consummated, since the Company did not take effective control and possession of the assets and operations to be acquired. The cash transactions were maintained in a bank account over which the Company had no signature or authority and daily transactions and operations were initiated by an employee carried over from the previous ownership. The previous owner contributed significant amounts of cash to maintain operations of the acquired assets. The activity of the Great Plains assets has been removed from the financial statements. The Company's operations actually resumed, then, with the acquisition of the assets of TransMex in February, 2003. OrderPro also completed the acquisitions of All American Assemblies and JBP Express in October of 2003. As a result of the suspension of operations in 2002, the resumption of operations in late February 2003, and the late fiscal year 2003 acquisitions included in 2004 operations, comparisons between the 2004 and 2003 periods presented are not meaningful.

The operations of JBP have been discontinued as a result of on-site management and office staff resigning their employment the week of October 11, 2004. Management has evaluated the operations of this facility and has determined that the operations will not be resumed. All assets, liabilities and operations of JBP have been reported as discontinued operations in the accompanying condensed consolidated financial statements. As a result of this decision, the goodwill of $497,213 related to the JBP operations has been fully impaired at September 30, 2004. The JBP operations are not included in the discussion of results of operations.

For the nine months ended September 30, 2004, revenue was $656,246, cost of revenue was $517,309 and gross profit was $138,937, or 21% of revenue.

Operating expenses for the 2004 period totaled $10,008,831. Compensation and related costs were $8,374,523. Of that amount, $6,766,917 was paid through the issuance of common stock. An additional amount of $1,003,361 is attributable to the fair value of stock options issued. Significant other operating expenses include professional fees of $711,265, rent of $62,171, telephone of $38,545 and travel and entertainment of $42,596. The Company also recorded an impairment expense during 2004 of $602,213. This is related to the goodwill recorded in the acquisitions of TransMex in February, 2003 and JBP Express in October, 2003.

For 2004 other expenses include interest expense of $32,654, financing costs of $713,324 (which include non-cash charges of $369,546 related to the beneficial conversion feature of the Company's preferred stock and warrants issued in the settlement of notes payable) and a non-cash charge for a beneficial conversion feature of the Company's convertible debentures of $2,000.

For the 2003 period, revenue was $182,085, cost of revenue was $158,170 and gross profit was $23,915 or 13% of revenue. The revenue resulted from the acquisition of the TransMex operations in late February.

Operating expenses for 2003 totaled $3,024,071. Compensation and related costs were $2,309,333. Of that amount, $2,211,403 was paid through the issuance of common stock and options. The Company incurred costs of $141,428 which were related to the continued development of software. Costs related to the software have been expensed as incurred. Other operating expenses include professional fees of $88,473, business development costs of $138,868 and rent of $78,966.

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

The net result on operations of the restatement for 2003 was to decrease the nine month net loss by approximately $281,000. Loss per share decreased to $(0.11) for the nine months ended September 30, 2003, from $(0.12).

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

As stated above, OrderPro suspended operations during the second quarter of 2002. The Company's operations actually resumed with the acquisition of the assets of TransMex in February, 2003. OrderPro completed the acquisitions of All American Assemblies and JBP Express in October of 2003. As a result of the suspension of operations in 2002 and the resumption in late February 2003, along with the late 2003 acquisitions, comparisons between the 2004 and 2003 periods are not meaningful.

For the three months ended September 30, 2004, revenue was $209,451, cost of revenue was $194,461 and gross profit was $14,990, or 7% of revenue.

Operating expenses for the 2004 period totaled $2,203,264. Compensation and related costs were $1,438,268. Of that amount, $1,347,050 was paid through the issuance of common stock. Significant other operating expenses include professional fees of $115,389, rent of $25,709, telephone of $10,686, and travel and entertainment of $9,808. The Company also recorded an impairment expense during the third quarter of 2004 of $497,213. This is related to the goodwill recorded in the acquisition of JBP Express in October, 2003.

For 2004 other expenses include interest expense of $12,504 and financing costs of $138,627, related to costs of obtaining financing, shares sold at a discount to market value and the reset of the conversion price of the preferred stock.

For the 2003 period, revenue was $54,671, cost of revenue was $21,388 and gross profit was $33,283 or 61% of revenue. The revenue resulted from the acquisition of the TransMex operations in late February.

Operating expenses for 2003 totaled $1,533,786. Compensation and related costs were $1,192,322. Of that amount, $1,015,795 was paid through the issuance of common stock and options. The Company incurred costs of $88,326 which were related to the continued development of software. Costs related to the software have been expensed as incurred. Other operating expenses include professional fees of $38,528 and other expenses are spread among various general and administrative expense accounts.

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

The net result on operations of the restatement for 2003 was to increase the three month net loss by approximately $318,000. Loss per share increased to $(0.04) for the three months ended September 30, 2003, from $(0.03).

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities was approximately $1,570,000 in 2004 as compared to approximately $698,000 in 2003. The use of cash in 2004 is the result of a net loss of approximately $10,655,000, partially offset by non-cash charges of approximately $9,068,000. For 2003, a net loss of approximately $3,257,000 was partially offset by non-cash charges of approximately $2,266,000 and a net change in operating assets and liabilities of approximately $293,000.

Cash used in investing activities for property and equipment and acquisitions was approximately $143,000 and $27,000 in 2004 and 2003, respectively.

Cash generated by financing activities was approximately $1,810,000 in 2004, as compared to approximately $725,000 in 2003. During 2004, the Company received $1,439,000 from the issuance of promissory notes and approximately $622,000 from the sale of common stock (including the exercise of options), net of a repurchase of common stock for $6,000. The Company repaid notes payable in the amount of approximately $52,000 and had net transfers of cash to related parties of approximately $199,000. During 2003, the Company received approximately $183,000 from the sale of debentures, approximately $463,000 from the sale of common stock (including the exercise of options), approximately $17,000 from overdrafts in bank accounts and net transfers of cash from related parties of approximately $62,000.

At September 30, 2004 the Company had cash of approximately $34,000. The Company expects that it will need to obtain additional debt and equity financing to maintain operations in 2004.

OrderPro had a net working capital deficit at September 30, 2004. The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. Actions have been implemented that have resulted in additional financing, administrative cost reductions and implementation of policies and procedures that are expected to have a positive impact on future operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $10,655,008, a negative cash flow from operations of $1,569,623, a working capital deficiency of $2,113,957 and a stockholders' deficiency of $1,395,399. The operations of the Company's subsidiary, JBP, have also been discontinued. This subsidiary accounted for the majority of the Company's revenue. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and become profitable. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During July, 2004 OrderPro amended the Certificate of Designation of its Series A convertible preferred stock to reduce the conversion rate to 85% of market price, to set a floor on the conversion price at $0.01, and to set a ceiling on the conversion price of $0.04.

Also during August, 2004 OrderPro executed two promissory notes, each in the principal amount of $275,000, resulting in cash proceeds of $550,000. The notes contain essentially the same terms. Each note bears interest at 5% per year. Each note calls for monthly payments of $27,500, commencing February 4, 2005, with each payment applied first to unpaid accrued interest, with the balance to principal. Any remaining principal balance, plus accrued interest, is due and payable in full on February 4, 2006. The notes are secured by 6,000,000 shares of common stock owned by the Company's president and CEO and he has personally guaranteed the notes.

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

ITEM 3. CONTROLS AND PROCEDURES

OrderPro's Chief Executive Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures, in conjunction with our professional service providers to include legal, audit and accounting. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2004, Team Logistics, Inc. and Paul Titus filed a complaint in the United States District Court for the District of Kansas against the Company, Richard Windorski and Jeffrey Smuda. The complaint alleges breach of contract, breach of fiduciary duty/misrepresentation/fraud and civil conspiracy against the defendants. The claims relate to the acquisition of Team Logistics, Inc f/k/a Great Plains Transportation, Inc. by the Company. The complaint seeks specific performance of the acquisition or, in the alternative, recovery of money damages in excess of $75,000. The Company intends to defend the lawsuit on several grounds, including lack of consideration. A mediation hearing was held in Kansas City in September to attempt to settle the case. Smuda attended. Windorski was not in attendance. Paul Titus was given a settlement offer which was declined. No other activity occurred on this case during the rest of the quarter.

On July 30, 2004, the Company filed a complaint in Superior Court of Pima County, Arizona, against its former Chief Executive Officer, Richard Windorski. The Company is seeking damages and injunctive relief, as necessary. The complaint alleges that Mr. Windorski engaged in numerous schemes related to issuance of the Company's shares, including receipt of kickbacks related to share issuances. The complaint also alleges that Mr. Windorski diverted corporate funds without authorization for his personal benefit, and failed to account for such funds. The complaint states that additional defendants, including the recipients of the improperly issued shares, may be named in the future. One potential defendant reached a settlement with the company out of court. The Company is considering appropriate actions to address the remaining defendants, as well as the status of the Arizona law suit.

In September 2004 Richard Windorski filed a complaint against the Company in the District Court in Douglas County, Nevada. The purpose of the complaint was to require the Company to hold a special meeting of shareholders for the purpose of electing directors. On November 9, 2004 the Douglas County District Court ordered the Company to hold a special meeting of its shareholders for the purpose of electing directors. As of January 21, 2005 the Company had not called a special shareholders' meeting.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

During August, 2004 OrderPro amended the Certificate of Designation of its Series A convertible preferred stock to reduce the conversion rate to 85% of market price, to set a floor on the conversion price at $0.01, and to set a ceiling on the conversion price of $0.04.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2004 there were outstanding $99,425 of convertible debentures which are past due and in default.


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

         (b) Reports on Form 8-K:

         Current Reports on Form 8-K were filed as follows:

         Date of Report: August 2, 2004,   Items Reported: 5 and 7
                         October 29, 2004, Items Reported: 8 and 9
                         January 21, 2005, Items Reported: 8

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ORDERPRO LOGISTICS, INC.
                                             (Registrant)



         DATE: JANUARY 24, 2005              BY: /S/ JEFFREY M. SMUDA
                                                 ---------------------------
                                                 JEFFREY M. SMUDA, CEO
                                                 ORDERPRO LOGISTICS, INC.