Form 10QSB/A
period 2004-09-30
ORDERPRO LOGISTICS INC
filed 2005-01-26
CIK 1116884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB/A

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

ITEM 3. CONTROLS AND PROCEDURES

Jeffrey M. Smuda, the Company's Chief Executive and Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Smuda there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

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

                                   ORDERPRO LOGISTICS, INC.




DATE: JANUARY 25, 2005             By: /s/ Jeffrey M. Smuda
                                       -----------------------------------------
                                       Jeffrey M. Smuda, Chief Executive and
                                       Financial Officer